Form 10-K
BURKE MILLS INC
filed 1995-03-31
CIK 15486

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K


Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1994

Commission File No. 0-5680

                        BURKE MILLS, INC.
(Exact name of registrant as specified in its charter.)

State or other juristdiction    56-0506342
of incorporation or             (I.R.S. Employer Identification No.)
organization:   North Carolina

        191 Sterling Street, N.W.
        Valdese, North Carolina                    28690
        (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: 704 874-2261

Securities registered pursuant to Section 12(g) of the Act:

        Common Stock No Par Value (Stated Value of $0.66 Per Share)
                        (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price as of February 16, 1995) was $6,001,157.

        The number of shares outstanding of the registrant's only class of common stock as of March 1, 1995 is 2,741,168 shares.

                DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement of the registrant to be sent to security holders of the registrant prior to the annual meeting of shareholders to be held May 16, 1995 are incorporated by reference in Part III of this report.

                                PART I

ITEM 1.  BUSINESS

        (a) GENERAL DEVELOPMENT OF BUSINESS. The general development of the business of Burke Mills, Inc. ("the company") during the fiscal year ended December 31, 1994 was marked by the efforts of the Company to concentrate on maintaining its existing products and its existing markets. The Company continued its efforts to operate as efficiently and cost-effectively as possible while maintaining product quality.

        (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company had only one industry segment during the fiscal year ended December 31, 1994.

        (c) NARRATIVE DESCRIPTION OF BUSINESS. The Company is engaged in twisting, texturing, winding, dyeing and processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns on a commission basis.

        The principal market served by the Company are upholstery, apparel and industrial uses through the knitting and weaving industry.

        The Company's products are sold in highly competitive markets primarily throughout the United States. Competition in the Company's products is on the basis of combination of price, service and product quality. Many of the Company's competitors are divisions or segments of larger, diversified firms with greater financial resources than those of the Company.

        The methods of distributions of the Company's products consist of the efforts of the Company's sales force which makes contact with existing and prospective customers. The Company markets its products throughout the United States, with the bulk of business being primarily in the eastern United States, through two salesmen employed directly by the Company on salary and a number of commissioned sales agents working on various accounts.

        The dollar amount of backlog of unshipped orders as of December 31, 1994 was $3,907,000 and as of January 1, 1994 was $3,213,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or cancelled in the future.

        The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

        With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 53 days. On the average, the Company turns its inventory approximately 5 to 7 times each year. The Company has been able to meet its delivery schedules and has been able to enjoy a ready supply of raw materials from suppliers. In the fiscal year ended December 31, 1994, approximately 16.5% of the Company's sales was from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers the right to return merchandise except where the merchandise is defective. The Company rarely allows payment terms to its customer beyond sixty (60) days, and the Company has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

        The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of these accounts. The Company has the right to borrow from the factor up to ninety percent (90%) of the face amount of each account sold to the factor. The Company believes that many companies in the industry factor their receivables in the same or similar fashion.


        Substantially all of the Company's manufacturing operations are run by electrical energy purchased from local utility companies and its premises are heated with oil and gas. The Company has not experienced any shortages in electricity, oil or gas during the fiscal year. The Company has made no arrangements for alternate sources of energy. While energy related difficulties are not expected to prevent the Company from achieving desired production levels, energy shortages of extended duration could have an adverse impact on the Company's operations.

        The Company has established a recycling program for its major waste items: yarn, cardboard, plastic tubes and cleaning fluid.
The Company's efforts in recycling earned the 1989 North Carolina
Small Business Recycling Award.

        The Company has made various changes in its plant that regulate the discharge of materials into the environment. The Company believes it is in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such changes. Compliance by the Company during the fiscal year ended December 31, 1994 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or the competitive position of the Company.

        On February 16, 1995, the Company had 356 employees.

        The Company's yarn division is its only division.

        During the fiscal year ended December 31, 1994, sales to Chatham Manufacturing Company and sales to Milliken Textile Company exceeded ten percent of the Company's revenue for that year. The loss of either customer would have a material adverse effect on the Company in the short run; and, the Company believes that it would be able to replace the business within a reasonable time.

        (d)     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
OPERATIONS AND EXPORT SALES. The Company had no material amounts of sales in foreign markets during the last three fiscal years.
The Company had sales to customers in Mexico during the fiscal years ended January 2, 1993 and January 1, 1994, which amounted to less than one percent of its total sales in each year. The Company had sales to customers in Mexico (2.6% of sales) and Canada (1% of sales) during the fiscal year ended December 31, 1994.

ITEM 2.  PROPERTIES

        The executive offices and manufacturing plant of the Company are located at Valdese, North Carolina, which is 75 miles northwest of Charlotte, North Carolina, and 60 miles east of Asheville, North Carolina. The main plant and executive offices are located on a sixteen acre tract of land owned by the Company. Eleven acres of this tract are encumbered by a first priority lien deed of trust held by First Union National Bank of North Carolina. The main plant building currently used by the Company contains approximately
308,928 square feet. The Company also owns an auxiliary building containing 36,600 square feet located adjacent to its main plant.
This latter building is currently used for warehousing yarn.

        The plant buildings are steel and brick structures protected by automatic sprinkler systems. The various departments, with the exception of the production dyehouse, are heated, cooled and humidified.

        The Company considers all its properties and manufacturing equipment to be in a good state of repair, well maintained and adequate for its present needs.

        The Company utilizes substantially all of the space in its main plant for its offices, machinery and equipment, storage and shipping and receiving areas. The Company utilizes about half of the space in the auxiliary building and plans to utilize all of this building for warehouse and distribution purposes in the near future.

        The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven (7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended December 31, 1994 are as follows:

                        Pounds/Year                        1994
        Department        Capacity                      Utilization

Twisting Machines        2,500,000                          63%
Winding Machines        20,000,000                          67%
Texturing Machines       4,835,000                          77%
Dyeing Equipment        14,600,000                          81%

ITEM 3.   LEGAL PROCEEDINGS

        The Company is not a party and its property is not subject to any material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

        (a) The principal United States (or other) market on which the Company's common stock is being traded is the United States over-the-counter market. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two year period ending December 31, 1994 (as obtained from the office of the National Association of Securities Dealers in New York, New York) is as follows:

Quarter Ending          High Bid                Low Bid
--------------          --------                -------
     1993

March 31                $1.00                   $0.9375
June 30                 $1.625                  $1.25
September 30            $1.50                   $1.375
December 31             $1.375                  $1.25

     1994

March 31                $1.25                   $1.125
June 30                 $2.625                  $1.125
September 30            $7.00                   $2.50
December 31             $6.50                   $3.75


        Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        (b) As of February 21, 1995 there were 558 holders of the common stock of the Company.

        (c) The Company has declared no dividends on its common stock during the past two years.


ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data set forth on the following page, for the five years ended December 31, 1994 have been derived from the audited financial statements of the Company. The data should be read in conjuction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.


        BURKE MILLS, INC. - ITEM 6. SELECTED FINANCIAL DATA
                (in thousands except per share data)
                                                          Year Ended

                                December 31,   January 1,   January 2,   December 28,   December 29,
                                   1994          1994         1993          1991           1990

SELECTED INCOME STATEMENT DATA
  Net sales                      $36,194       $26,835      $22,072       $19,784        $20,452
  Cost of sales                   30,928        24,292       19,861        17,837         19,627
                                ----------    ----------   ----------   ------------   ------------
  Gross profit                     5,266         2,543        2,211         1,947            825
                                ----------    ----------   ----------   ------------   ------------

  Income (loss) before
    income taxes                   3,376           690          620           172       (    801)
  Income taxes                       867           316          211            63
                                ---------     ----------   ----------   ------------   ------------
  Net Income (Loss)              $ 2,509       $   374      $   409       $   109       ($   801)
                                =========     ==========   ==========   ============   ============

  Per Share (Note A)
    Net Income (Loss)            $   .92       $   .14      $   .15       $   .04       ($   .29)
    Cash dividends declared
      per common share             None          None         None          None           None
    Weighted average number of
      common shares outstanding    2,741         2,741        2,741         2,741          2,741

SELECTED CASH FLOW DATA
  Capital expenditures           $ 1,541       $ 1,374      $ 1,257       $   278        $ 1,051

  Depreciation                   $ 1,006       $   903      $   849       $   837        $   797

  Cash provided (used) by
    operating activities         $ 2,186       $   985      $ 3,219       $   314       ($   817)

                                December 31,   January 1,   January 2,   December 28,   December 29,
                                  1994           1994         1993          1991           1990
                                ------------   ----------   ----------   ------------   ------------
SELECTED BALANCE SHEET DATA
  Current assets                 $ 8,814        $ 7,382      $ 6,082       $ 5,679        $ 5,215
  Current liabilities              2,944          2,923        2,173         1,334          1,169
                                ------------   ----------   ----------   ------------   ------------
  Working capital                $ 5,870        $ 4,459      $ 3,909       $ 4,345        $ 4,046
                                ============   ==========   ==========   ============   ============

  Current ratio                     2.99           2.53         2.80          4.26           4.46

  Total assets                   $16,621        $14,655      $13,086       $12,123        $12,353

  Long-term debt                 $   995        $ 1,645      $ 1,765       $ 2,249        $ 2,817

  Deferred income taxes          $ 1,399        $ 1,312      $   748       $   548        $   485

  Shareholders' equity           $11,284        $ 8,775      $ 8,401       $ 7,992        $ 7,883

(A) Income per share has been computed based on the weighted average number of common outstanding during each period.

ITEM 7.                      BURKE MILLS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following table sets forth selected operating data of the Company as percentages of net sales for the periods indicated.

                        Relationship to Total Revenue
                                For the Year Ended                Period to Period
                        ------------------------------------    ---------------------
                        December 31,  January 1,  January 2,      Increase (Decrease)
                           1994         1994        1993         1993-1994  1992-1993
                        -----------   ---------   ----------     ---------  ---------
Net sales                 100.0%       100.0%      100.0%           34.9%      21.6%

Cost of sales              85.5         90.5        90.0            27.3       22.3
                        -----------   ---------   ----------     ---------  ---------
Gross profit margin        14.5          9.5        10.0           107.0       15.0

Selling, general, administrative
  and factoring expenses    5.0          5.8        6.6             18.0        6.6
                        -----------   ---------   ----------     ---------  ---------

Operating earnings          9.5          3.7        3.4            246.8       31.3

Other income                0.3          0.3        0.4             36.2      ( 5.1)

Other expenses            ( 0.5)       ( 1.4)     ( 1.0)          ( 57.6)      75.9
                        -----------   ---------   ----------     ---------  ---------

Income before income taxes  9.3          2.6        2.8            389.1       11.4

Income taxes                2.4          1.2        0.9            174.3       49.7
                        -----------   ---------   ----------     ---------  ---------

Net income                  6.9%         1.4%       1.9%           570.5%     ( 8.4%)
                        ===========   =========   ==========     =========  =========

                             BURKE MILLS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Results of Operations
---------------------
1994 Compared to 1993
---------------------

Net Sales
---------

        Net Sales for the 1994 year aggregated $36,193,757, representing an increase of $9,359,110, or 34.9%, as compared to net sales volume of $26,834,647 recorded by the Company for 1993. Although net sales increased by 34.9%, total pounds shipped increased by only 30.4%. This is explained below by the increase in sales mix to a greater portion of full yarn sales. Full yarn sales dollars increased by 37.8% with a corresponding increase in full yarn pounds of 42.1%. Sales from commission yarn sales (the dyeing and processing of customer owned yarns) increased by 22.4% while commission pounds shipped increased by 10.0%.

        The increase in sales to existing customers, to a new customer who represented 12.9% of the Company's sales and a change in the sales mix to a greater portion of full yarn sales are the factors responsible for the increase in 1994 sales over those of 1993.


Cost of Sales and Gross Margin
------------------------------

        Cost of sales which aggregated $30,928,103 for 1994 increased by $6,636,802, or 27.3%.

        Material cost increased by $5,294,379, or 38.9%, as compared to 1993. The major reason material cost increased by 38.9%, while net sales increased by 34.9%, was a change in sales mix to a greater portion of full yarn sales.

        Mill labor increased by $1,063,267, or 18.0%, as compared to 1993. The major reasons mill labor increased were a 4.8% wage increase that began in January 1994 and an increase in pounds shipped of 30.4%.

        Manufacturing overhead only increased by $279,156, or 5.8%, as compared to 1993, representing a tight control on fixed and variable manufacturing costs.

        Inasmuch as sales for 1994, as compared to 1993, increased by 34.9% while cost of sales increased by 27.3%, the 1994 gross profit margin increased to 14.5%, as compared to 9.5% in 1993.

---------------------
1994 Compared to 1993
---------------------

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 1994 aggregated $1,597,829, or 4.4%, of net sales, as compared to $1,378,717, or 5.1%, of net sales in 1993.

Factor's Charges
----------------

        Factor's charges for 1994 aggregated $235,253, or .65%, of net sales as compared to $174,797, representing a like .65%, of net sales in 1993. The ratio of sales made to factored accounts versus nonfactored accounts for 1994 remained approximately the same as 1993.

Operating Margins
-----------------

        As a result of the discussion above with respect to the 1994 increase in net sales and gross profit percentage, together with the decrease in the percentage to net sales of selling, general and administrative expenses, the Company reported operating earnings of $3,432,572, compared to operating earnings of $989,832 in 1993.

Interest Income
---------------

        Interest income for 1994 was $84,306 as compared to $51,464 in 1993. The interest income was primarily interest earned from matured funds held by the Company's factor and funds held in a money market account with the Company's bank.

Sundry Other Income
-------------------

        Sundry other income decreased to $5,919, as compared to $23,380 in 1993. The decrease of $17,461 was primarily due to refunds received in 1993 of property taxes for the years 1991 and 1990.

Interest Expense
----------------

        Interest expense for the year ended December 31, 1994 decreased to $158,669 as compared to $179,588 in 1993. Interest expense for 1994 and 1993 resulted from interest on the Company's long-term debt. The reduction results primarily from the decrease in long-term debt as a result of required monthly payments. The interest rate on the principal amount of such debt varies with increases or decreases in the prime rate.

---------------------
1994 Compared to 1993
---------------------

Gain/Loss on Sale and Disposal of Property Assets
-------------------------------------------------

        The gain on sale of property assets in 1994 resulted from sale of fully depreciated property assets. For 1993, the loss on disposal of property assets of $194,863 resulted from a gain of $1,800 on equipment sold, a loss of $64,728 on assets abandoned and a loss of $131,935 on assets no longer existence determined as a result of a physical inventory of property assets. In the opinion of management most of the machines which could not be located in 1993, during the physical inventory of property assets, were used for replacement of broken or worn-out parts of other machines which are still in use.

Income before Provision for Income Taxes
----------------------------------------

        Income before provision for income taxes for 1994 was $3,375,808, as compared to $690,225 for 1993. The 1994 increase of $2,685,583 was the result of a sharp increase in operating earnings, as discussed above, and a small gain on sale of property assets compared with an approximate loss of $195,000 on disposal of property assets in 1993.

Provision for Income Taxes
--------------------------

        Provision for income taxes for the year ended December 31, 1994, was impacted by the 1994 reduction in the valuation allowance on deferred tax assets provided in the 1993 fiscal year. The following represents an analysis of tax provision for the 1994 year:
        Federal income taxes                    $1,057,900
        State income taxes                         264,300
                                                ----------
                                                $1,322,200
        Less: Overaccrual of 1993
                valuation allowance on
                deferred tax assets                455,400
                                                ----------
                 Provision for income taxes     $  866,800
                                                ==========

        The provision of $1,322,200 would represent a provision of 39.2%. As a result of the overaccrual of the valuation allowance on deferred tax assets in 1993, the provision for 1994 has been decreased to 25.7%, an amount and percentage which will not recur in succeeding years.

---------------------
1993 Compared to 1992
---------------------

Net Sales
---------

        Net Sales for the 1993 year aggregated $26,834,647, representing an increase of $4,762,545, or 21.6%, as compared to net sales volume of $22,072,102 recorded by the Company for 1992. Although net sales increased by 21.6%, total pounds shipped increased by only 14.7%. This is explained below by the shift in sales mix to a greater portion of full yarn sales. Full yarn sales dollars increased by 32.8% with a corresponding increase in full yarn pounds of 34.8%. Sales from commission yarn sales (the dyeing and processing of customer owned yarns) decreased by 11.7% with commission pounds shipped decreasing by 8.8%.

        Approximately 48.0% of the increase in sales is attributed to sales to new customers, while approximately 52.0% of the sales increase was from existing customers. The Company believes that the improvement in the economy was a factor in the increase in sales.

Cost of Sales and Gross Margin
------------------------------

        Cost of sales which aggregated $24,291,301 for 1993 increased by $4,430,040, or 22.3%.

        Material cost increased by $3,404,619, or 33.4%, as compared to 1992. The major reason material cost increased by 33.4%, while net sales increased by 21.6%, was a change in sales mix. Full yarn sales increased while commission yarn sales decreased, as discussed above.

        Mill labor increased by $610,705, or 11.5%, as compared to 1992. The major reasons mill labor increased were a 5.1% wage increase that began on January 4, 1993 and an increase in pounds shipped of 14.7%.

        Manufacturing overhead increased by $414,716, or 9.5%, as compared to 1992. The major accounts contributing to the increase in manufacturing overhead were repairs to equipment and buildings by $201,823, or 39.3%, utilities by $316,185, or 21.3%, professional services by $56,562, or 126.1%, and depreciation by $54,319, or 6.4%. The cost of these accounts aggregated $628,889, and all other accounts aggregated a net decrease in cost of $214,173.

        Inasmuch as sales for 1993, as compared to 1992, increased by 21.6% and cost of sales increased by 22.3%, the gross profit margin decreased to 9.5%, as compared to 10.0% in 1992.

---------------------
1993 Compared to 1992
---------------------

Selling, General and Administrative Expenses
--------------------------------------------

        Selling, general and administrative expenses for 1993 aggregated $1,378,717, or 5.1%, of net sales, as compared to $1,314,132, or 6.0%, of net sales in 1992. The major contributors to the increase were salaries, commissions, auditing and attorney fees.

Factor's Charges
----------------

        Factor's charges for 1993 aggregated $174,797, or .65%, of net sales as compared to $143,033, representing a like .65%, of net sales in 1992. The ratio of sales made to factored accounts versus nonfactored accounts for 1993 remained approximately the same as 1992.

Operating Margins
-----------------

        As a result of the discussion above with respect to the increase in net sales, the decrease in gross profit percentage and a decrease in the percentage to net sales of selling, general and administrative expenses, the Company reported operating earnings of $989,832, compared to operating earnings of $753,676 in 1992.

Interest Income
---------------

        Interest income for 1993 was $51,464 as compared to $74,294 in 1992. The interest income was primarily interest earned from matured funds held by the Company's factor and funds held in a money market account with the Company's bank. Interest income decreased in 1993 by $22,830 primarily due to lower average cash and equivalents available for investment.

Sundry Other Income
-------------------

        Sundry other income increased to $23,380, as compared to $4,563 in 1992. The increase of $18,817 was primarily due to refunds received in 1993 of property taxes for the years 1991 and 1990.

Interest Expense
----------------

        Interest expense in 1993 increased to $179,588 as compared to $174,132 in 1992. Interest expense represents interest paid on the Company's long-term mortgage notes. The increase of $5,456 in interest expense was primarily due to a larger average balance of long-term debt. Interest expense began increasing in the second quarter of 1993 due to an increase in long-term debt on March 23, 1993 of $900,000.

---------------------
1993 Compared to 1992
---------------------

Loss on Sale and Disposal of Property Assets
--------------------------------------------

        Losses on disposal of property assets of $194,863 resulted from a gain of $1,800 on equipment sold, a loss of $64,728 on assets abandoned and a loss of $131,935 on assets no longer in existence determined as a result of a physical inventory of property assets. In the opinion of management most of the machines which could not be located during the physical inventory of property assets were used for replacement of broken or worn-out parts of other machines which are still in use.

Income before Provision for Income Taxes
----------------------------------------

        Income before provision for income taxes for 1993 was $690,225, as compared to $619,699 for 1992. The increase of $70,526 was the result of an increase in operating earnings, as discussed above, partially offset by increases in interest expense, loss on disposal of assets and a decrease in interest income.

Provision for Income Taxes
--------------------------

        For the year ended January 1, 1994, the Company made provision for income taxes of $316,000 based on the pre-tax income of $690,225, representing an effective rate of tax of 45.8%. This percentage includes a 9.6% increase resulting from the non-deductibility of the loss on disposal of property assets of $194,863. This loss was not deductible because the assets were fully depreciated for tax purposes.

        Effective January 3, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.
Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

        The Company did not restate prior period financial statements because the effects of adopting Statement No. 109 on operations and cash flows were not material.

---------------------

Other Matters
-------------

        The Company experienced continued strong demand for its products during 1994 resulting in revenues increasing by 34.9 percent for 1994. Key factors contributing were increased demand for package dyed yarns, continuation of a strong economy during the year, and the Company's marketing efforts focused on the home and automotive upholstery markets. The Company ended the year with a backlog of $3.9 million.

        The Company's major raw materials are yarns, dyes and chemicals. During 1994, the Company experienced a continuation of price increases experienced in the previous three years. The increases, as a general rule, range between 3% - 5%. However, during the fourth quarter of 1994 and continuing into early 1995, the Company experienced, or received notification of, additional price increases in all categories of materials. The Company has historically passed raw material increases through to its customers and its intentions are to continue this policy.

        The continuation in 1994 of low unemployment in the immediate labor market and surrounding areas has caused the Company difficulties in maintaining a stable workforce. As a result, the Company experienced above average turnover in key manufacturing areas impacting both productivity and training cost.

        Capital expenditures in 1994 for plant and equipment totaled $1.5 million with plans for an additional $5.0 million in 1995. These capital outlays are a continuation of the Company's strategy for continued infusion of state of the art technology. This technology further enhances the Company's ability for providing a high quality product with reduced lead times, competitively priced with existing market conditions.

        The Company remains cautiously optimistic about 1995. The impact of interest rate increases in 1994 affects the Company's key markets and could adversely impact the Company's ability to increase market share in a very competitive industry. However, beyond 1995 the Company believes its strategy should provide above average growth potential, not only in the United States but also in emerging economies around the world.

Inflation
---------

        In spite of the raw material price increases in 1993 and 1994, continuing into early 1995, the Company does not believe that operations for the periods discussed have been significantly affected by inflation, because of its ability to pass on to customers such increases. Further, the Company's performance in maintaining control over elements of overhead have enabled it to remain competitive with its competition.

---------------------

1994 - 1992 Sales Analysts
--------------------------

        The table below sets forth an analysis of sales volume for the three year period 1992 to 1994, inclusive. The table discloses that full yarn sales prices decreased from $3.67 per pound in 1992 to $3.64 in 1993 and $3.58 in 1994. Unit prices for commission sales decreased in 1993 to $1.43 from $1.48 on such sales in 1992, but increased in 1994 to $1.60 from $1.43 in 1993. Lower prices on full yarn sales resulted from the change in sales mix to less value-added yarns.

                                           % of       Sales $
                               % of      Pounds of      Per
                            Net Sales    Yarn Sold     Pound
                            ---------    ---------    -------
1994:

  Yarn Sales                    83%         69%     $3.58
  Commission Sales              17          31       1.60
                               ----        ----     -----
     Total                     100%        100%
                               ----        ----

1993:

  Yarn Sales                    82%         64%     $3.64
  Commission Sales              18          36       1.43
                               ----        ----     -----
     Total                     100%        100%
                               ----        ----

1992

  Yarn Sales                    75%         55%     $3.67
  Commission Sales              25          45       1.48
                               ----        ----     -----
     Total                     100%        100%
                               ----        ----

---------------------

Liquidity and Capital Resources:

        The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivable. The Company has the right to borrow from the factor up to 90% of the face amount of each account sold to the factor, but the Company has not borrowed any funds from its factor during the three year period ended December 31, 1994. As of December 31, 1994, the Company had $3,074,169 due from its factor, of which amount $10,763 was in matured funds held by the factor and $3,063,406 had a maturity date in January 1995.

        The Company had inventories of $2,924,194 as of December 31, 1994. The Company's average inventories aggregated approximately $2,847,000 for 1994, representing approximately 53 days inventory on hand. The Company's inventories turn approximately 5 to 7 times each year.

        The Company's working capital increased by approximately $1,411,000 at December 31, 1994 from that of January 1, 1994, primarily as a result of the net income earned in 1994. The working capital of the Company is deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:


                           1994            1993            1992

Working capital         $5,870,156      $4,459,101      $3,908,952
Working capital ratio    3.0 to 1        2.5 to 1        2.8 to 1

        As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivable over current liabilities) discloses the following at December 31, 1994 and January 1, 1994:

                                 December 31,      January 1,
                                   1994              1994

Cash, cash equivalents
  and receivables               $5,126,145      $4,273,608
Current liabilities              2,943,835       2,922,711
                                ----------      ----------
Excess of quick assets
  over current liabilities       $2,182,310      $1,350,897
                                ==========      ==========

---------------------

Liquidity and Capital Resources: (Continued)
--------------------------------

        Cash used in investing activities consisted primarily of the acquisition of plant and equipment aggregating $1,540,952. The Company's depreciation expense of $1,006,448 provided a source of funds for these property assets.

        The aggregate long-term debt including current maturities at December 31, 1994 was $1,810,897 compared to $2,536,972 at January 1, 1994. This occurred as a result of the payments of principal during 1994 of $874,455, and an advance of $148,380 on a long-term line of credit.

        The Company's long-term debt (exclusive of current maturities) to equity ratios aggregated 8.8% at December 31, 1994, 18.7% at January 1, 1994 and 21.0% at January 2, 1993.

        Capital expenditures are expected to aggregate $4,500,000 to $5,000,000 during 1995. These capital acquisitions will be financed by a line of credit aggregating $5,000,000 obtained from the bank, which borrowing will be repaid on a monthly basis over a five year period beginning in the fourth quarter of 1995, and a final balloon payment at the end of the five year period.

                        Independent Auditors' Report

To the Board of Directors of
Burke Mills, Inc.

        We have audited the accompanying balance sheets of Burke Mill, Inc. as of December 31, 1994 and January 1, 1994, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. as of December 31, 1994 and January 1, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 9 of the financial statements, Burke Mills, Inc. changed its method of accounting for income taxes effective January 3, 1993, pursuant to the requirements of FASB Statement No. 109.


                                                Certified Public Accountants

                                                Cole, Samsel & Bernstein LLC

New York, New York
February 10, 1995


                             BURKE MILLS, INC.

                              BALANCE SHEETS
                                               December 31,     January 1,
                                                  1994            1994
                                               -----------     -----------
        ASSETS
Current Assets
  Cash and cash equivalents                    $ 1,833,989     $ 1,903,731
  Accounts receivable                            3,292,156       2,369,877
  Inventories                                    2,924,194       2,567,582
  Prepaid expenses and other current assets        187,952          27,522
  Deferred income taxes                            575,700         513,100
                                                ----------      ----------
        Total Current Assets                     8,813,991       7,381,812
                                                ----------      ----------

Property, Plant and Equipment                   19,052,402      17,754,298
  Less: Accumulated depreciation                11,244,950      10,481,350
                                                ----------      ----------
                                                 7,807,452       7,272,948
                                                ----------      ----------
                                               $16,621,443     $14,654,760
                                               ===========     ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt         $   816,121     $   891,847
  Accounts payable                                 913,276       1,072,112
  Income taxes payable                             581,267         261,233
  Accrued salaries and wages                       370,673         202,720
  Other liabilities and accrued expenses           262,498         494,799
                                                ----------      ----------
        Total Current Liabilities                2,943,835       2,922,711


Long-Term Debt                                     994,776       1,645,125

Deferred Income Taxes                            1,399,000       1,312,100
                                                ----------      ----------
        Total Liabilities                        5,337,611       5,879,936
                                                ----------      ----------


Shareholders' Equity
  Common stock, no par value (stated value $.66)
    Authorized - 5,000,000 shares;
    Issued and outstanding - 2,741,168 shares    1,809,171       1,809,171
  Paid-in capital                                3,111,349       3,111,349
  Retained earnings                              6,363,312       3,854,304
                                                ----------      ----------
        Total Shareholders' Equity              11,283,832       8,774,824
                                               $16,621,443     $14,654,760
                                               ===========     ===========

See independent auditors' report and notes to financial statements.

                             BURKE MILLS, INC.

                          STATEMENTS OF OPERATIONS
                                                        Year Ended
                                                -----------------------------------
                                                December 31,   January 1,   January 2,
                                                   1994          1994         1993
                                                -----------  -----------  -----------
Net Sales                                       $36,193,757  $26,834,647  $22,072,102
                                                -----------  -----------  -----------

Costs and Expenses
  Cost of sales                                 30,928,103   24,291,301   19,861,261
  Selling, general and administrative expenses   1,597,829    1,378,717    1,314,132
  Factor's charges                                 235,253      174,797      143,033
                                                -----------  -----------  -----------
     Total Costs and Expenses                   32,761,185   25,844,815   21,318,426
                                                -----------  -----------  -----------

Operating Earnings                               3,432,572      989,832      753,676
                                                -----------  -----------  -----------

Other Income
  Interest income                                   84,306       51,464       74,294
  Gain on sale of property assets                   11,680
  Other, net                                         5,919       23,380        4,563
                                                -----------  -----------  -----------
        Total                                      101,905       74,844       78,857
                                                -----------  -----------  -----------

Other Expenses
  Interest expense                                 158,669      179,588      174,132
  Loss on sale and disposal of property assets                  194,863       38,702
                                                -----------  -----------  -----------
     Total                                         158,669      374,451      212,834
                                                -----------  -----------  -----------

Income Before Provision for
  Income Taxes                                   3,375,808      690,225      619,699
Provision for Income Taxes                         866,800      316,000      211,100
                                                -----------  -----------  -----------
Net Income                                     $ 2,509,008     $374,225     $408,599
                                                ===========  ===========  ===========

Net Earnings Per Share                         $       .92  $       .14  $       .15
                                                ===========  ===========  ===========

Weighted average common shares outstanding       2,741,168    2,741,168    2,741,168
                                                ===========  ===========  ===========

See independent auditors' report and notes to financial statements.

                             BURKE MILLS, INC.

                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                                     Common Stock
                                     No Par Value
                             Stated Value $.66 Per Share
                                  5,000,000 Shares
                                     Authorized
                               -----------------------    Paid-in      Retained   Shareholders'
                                 Shares       Amount      Capital      Earnings      Equity
                               ----------   ----------   ----------   ----------   ----------
Balance at December 28, 1991   2,741,168   $1,809,171   $3,111,349   $3,071,480   $7,992,000

Net income for the
  year ended
  January 2, 1993                                                       408,599      408,599
                              ----------   ----------   ----------   ----------   ----------

Balance at January 2, 1993     2,741,168    1,809,171    3,111,349    3,480,079    8,400,599

Net income for the
  year ended
  January 1, 1994                                                       374,225      374,225
                              ----------   ----------   ----------   ----------   ----------

Balance at January 1, 1994     2,741,168    1,809,171    3,111,349    3,854,304    8,774,824

Net income for the
  year ended
  December 31, 1994                                                   2,509,008    2,509,008
                              ----------   ----------   ----------   ----------   ----------

Balance at December 31, 1994   2,741,168  $ 1,809,171  $ 3,111,349  $ 6,363,312  $11,283,832
                              ==========   ==========   ==========   ==========   ==========

See independent auditors' report and notes to financial statements.


                             BURKE MILLS, INC.

                         STATEMENTS OF CASH FLOWS
                                                                 Year Ended
                                                    --------------------------------------
                                                    December 31,   January 1,   January 2,
                                                       1994           1994         1993
                                                    ------------   ----------   ----------
Cash flows from operating activities:
  Net income                                         $2,509,008    $  374,225   $  408,599
                                                    ------------   ----------   ----------
  Adjustment to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                      1,006,448       903,341      849,022
    (Gain) loss on sales of plant and equipment,
      including losses on disposals                (     11,680)      194,863       38,702
    Deferred income taxes                                24,300        51,300      200,000
    Changes in assets and liabilities
      (Increase) decrease in accounts receivable   (    922,279)   (  814,532)   1,443,304
      (Increase) in inventories                    (    356,612)   (  252,135)  (  402,799)
      (Increase) in prepaid expenses and
        other current assets                       (    160,430)   (    2,860)  (   12,631)
      (Increase) decrease in other noncurrent
        assets                                                          5,623   (    3,623)
      Increase (decrease) in account payable       (    158,836)       25,706      591,511
      Increase in income taxes payable                  320,034       261,233
      Increase in accrued salaries, wages
        and vacation pay                                167,953        45,100       40,392
      Increase (decrease) in other liabilities
        and accrued expenses                       (    232,301)      192,896       66,898
                                                    ------------   ----------   ----------
                Total Adjustments                  (    323,403)      610,535    2,810,776
                                                    ------------   ----------   ----------
Net cash provided by operating activities             2,185,605       984,760    3,219,375
                                                    ------------   ----------   ----------
Cash flow from investing activities:
  Acquisition of property, plant and equipment     (  1,540,952)   (1,374,411)  (1,257,178)
  Proceeds from sales of plant and equipment             11,680         1,800
                                                    ------------   ----------   ----------
Net cash (used) by investing activities            (  1,529,272)   (1,372,611)  (1,257,178)
                                                    ------------   ----------   ----------

Cash flows from financing activities:
  Proceeds from long-term bank note                     148,380      900,000
  Principal payments of long-term debt             (    874,455)  (  795,038)  (  530,853)
                                                    ------------   ----------   ----------
Net cash provided (used) by financing activities   (    726,075)     104,962   (  530,853)
                                                    ------------   ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                                 (     69,742)  (  282,889)   1,431,344
Cash and cash equivalents at beginning of year        1,903,731    2,186,620      755,276
                                                    ------------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $  1,833,989   $1,903,731   $2,186,620
                                                   ============   ==========   ==========

See independent auditors' report and notes to financial statements.

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

        Accounting period - The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 1994, 1993 and 1992, ended on December 31, 1994, January 1, 1994 and January 2, 1993, respectively. The fiscal year ended December 31, 1994 and January 1, 1994 consisted of 52 weeks, and the prior fiscal year included 53 weeks.

        Statements of cash flows - For the purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased.

        FASB 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest was $159,750 in 1994, $182,458 in 1993 and $166,261 in 1992.
Income taxes paid in 1994 aggregated $522,466 There were no income taxes paid in 1993 and income taxes paid for 1992 totaled $12,500.

        Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements included in work in process and finished goods inventories are raw materials, direct labor and manufacturing overhead. Market is considered to be net realizable value.

        Property, plant and equipment - Property, plant and equipment are stated at cost.

        Depreciation and amortization of the property accounts are provided over the estimated useful lives of the assets. For financial reporting purposes, depreciation on plant and equipment is provided primarily at straight-line rates. For income tax purposes, depreciation has been provided at straight-line rate for all property, plant and equipment acquired prior to 1981 and the accelerated and modified accelerated cost recovery system for property assets acquired subsequent to December 31, 1980. The estimated useful lives used for computing depreciation for financial reporting purposes are generally:
    Building and improvements............. 5 - 45 years
    Plant machinery and equipment......... 5 - 17 years
    Office equipment...................... 5 - 10 years
    Automotive equipment.................. 3 - 5 years

        Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the respective periods. Although the Company had outstanding options during the years prior to 1993, the inclusion of such options based on the market prices and option price would have been anti-dilutive. All outstanding options expired on January 30, 1993, the date of termination of the Company's Incentive Stock Option Plan.

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994


NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE

        The Company is engaged in the twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

        With respect to its operations, the Company's products and its services for others on a commission basis, are sold and/or performed for customers primarily located in the territorial limits of the United States. The Company did have sales to customers in Mexico during the three fiscal years ended December 31, 1994, which amounted to 2.6% in 1994,and less than 1% for 1993 and 1992, respectively. Additionally, sales to customers in Canada in 1994 aggregated approximately 1% of sales. For the three year period ended December 31, 1994, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

        In connection with sales to major customers, two customers' net sales for 1994 accounted for 12.9% and 10.9% of net sales, respectively. Neither of these two customers nor any other customer accounted for 10% or more than 10% of net sales in each of the two prior years. For the purpose of this determination, sales to groups of companies under common control have been combined and accounted for as sales to individual companies. The amounts and percentages of sales to the two customers in 1994 are as follows:


                                    Percentage of
                          Amount      Net Sales
                        ----------  -------------
1994
----
Customer 1............. $4,653,000     12.9%

Customer 2.............  3,929,000     10.9%



NOTE 3 - CASH EQUIVALENTS

        Cash and cash equivalents comprise the following:

                                          December 31,    January 1,
                                             1994            1994
                                          -----------     ----------
Cash....................................  $    5,162      $   88,456
Commercial money market investment
   in bank..............................   1,818,064       1,812,945
Matured funds on deposit with factor....      10,763           2,330
                                          ----------      ----------
                                          $1,833,989      $1,903,731
                                          ==========      ==========

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 4 - ACCOUNTS RECEIVABLE

        Accounts receivable comprise the following:

                                            December 31,    January 1,
      Account current - factor:                1994            1994
        Due from factor on regular          -----------     ----------
          factoring account...............  $3,063,406      $2,345,809
      Non-factored accounts receivable....     228,750          24,068
                                            ----------      ----------
                Total.....................  $3,292,156      $2,369,877
                                            ==========      ==========

        Pursuant to a factoring agreement, the Company sells substantial portions of its accounts receivable to a commercial factor without recourse, up to maximum credit limits established by the factor for individual accounts. Amounts invoiced to customers on accounts receivable factored in excess of the established maximum credit limits set are sold to the factor with recourse in the event of nonpayment by customers.

        The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the average maturity of the receivables sold (as defined), it is required to pay interest to the factor on such advances. The Company incurred no interest costs during the three years ended December 31, 1994, resulting from its factoring arrangements inasmuch as it borrowed no funds from its factor during those years.

        The Company's factor is collateralized by the accounts receivable sold to the factor. No interest in inventory, other than returned goods, has been granted to the factor under the factoring contract.


NOTE 5 - INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and are summarized as follows:

                                        December 31,    January 1,
                                           1994            1994
                                        -----------     ----------

Finished and in process................ $1,940,711      $1,687,025
Raw materials..........................    490,096         408,311
Dyes and chemicals.....................    318,289         291,148
Other..................................    175,098         181,098
                                        ----------      ----------
                                        $2,924,194      $2,567,582
                                        ==========      ==========

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

        Major classifications of property, plant and equipment are as follows:
                                  December 31, 1994            January 1, 1994
                              --------------------------  --------------------------
                                            Accumulated                 Accumulated
                                 Cost       Depreciation     Cost       Depreciation
                              -----------   ------------  -----------   ------------
Land......................... $    78,032   $             $    78,032   $
Land improvements............      69,944        69,944        69,944        69,579
Buildings and improvements...   5,064,146     3,601,527     4,986,333     3,439,096
Plant machinery and
  equipment..................  12,423,538     7,170,771    11,801,978     6,678,267
Office equipment.............     595,557       296,538       490,727       213,513
Automotive equipment.........     117,355       106,170       117,355        80,895
Deposits on acquisition of
  property assets............     703,830                     209,929
                              -----------   ------------  -----------   -----------
     Totals.................. $19,052,402   $11,244,950   $17,754,298   $10,481,350
                              ===========   ===========   ===========   ===========

NOTE 7 - LONG-TERM DEBT

        Long-Term debt is comprised of:

                                                    December 31,   January 1,
                                                        1994          1994
                                                    ------------   ----------
       Note payable to bank (a)..................   $1,063,868     $1,667,766

       Note payable to bank (b)..................      598,649        772,644

       Advance on note payable to bank (c).......      148,380

       Promissory note ..........................                      96,562
                                                    -----------   -----------
         Total...................................    1,810,897      2,536,972

         Less: Current maturities................      816,121        891,847
                                                    -----------   -----------
       Long-Term Debt............................   $  994,776     $1,645,125
                                                    ===========   ===========

        (a) Pursuant to a promissory note, loan agreement and security agreement dated June 27, 1990, the loan payable to the bank is secured by a first lien deed of trust on all real property and a first lien deed of trust and security interest on all machinery, equipment, and personal property of the Company, excluding inventory and accounts receivable. Interest on the note accrues at the bank's prime rate plus one-half percent. Principal and interest payments aggregate $58,950, per month.

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994


NOTE 7 - LONG-TERM DEBT (Continued)

        The loan agreement, as amended, contains various restrictive covenants, as defined, which include among other things, maintenance of a minimum tangible net worth, a minimum quick ratio, a maximum debt to tangible net worth ratio, a restriction on fixed asset additions above a stated amount annually, and a restriction on the retirement or acquisition of the Company's outstanding capital stock.

        (b) On June 26, 1992, the Company received a loan commitment and agreement from First Union National Bank for a term loan of $900,000, and pursuant thereto drew the $900,000 on March 23, 1993. The loan is secured by a first lien position on the purchase of twisting and texturing equipment and a second lien position on existing machinery and equipment, plus all additions and accessions now owned by borrower or hereafter acquired and all proceeds of the foregoing. Interest on this loan accrues and is payable at the bank's prime rate plus one-half percent, with the rate of interest to be subject to an absolute interest cap of 10.88% per annum until final maturity of the note. Principal and interest payments aggregate $18,900, per month.

        (c) Effective September 1, 1994, the Company received a loan commitment from its bank for an additional loan of $5,000,000 to finance the acquisition by the Company of new machinery and equipment and to fund Letters of Credit issued in connection with such acquisition. The new loan is to be collateralized by a first lien position on the new machinery and equipment to be purchased with the loan and a third lien position on all of the Company's existing machinery and equipment, plus all additions, accessions and all proceeds thereof owned or hereafter acquired, and a second Deed of Trust on the Company's property. Interest on the loan accrues and is payable at the prime rate of the bank. Pursuant to the loan agreement, promissory note and security agreement, all covenants contained in loan agreements under Note 7(a) and 7(b) above remain in effect except as modified in this new loan agreement. Covenants include a debt service coverage ratio, a limit on annual property asset acquisitions exclusive of property to be acquired with the loan proceeds under this new loan agreement, the retirement or acquisition of the Company's capital stock in excess of a stated amount, the maintenance of a minimum tangible net worth which shall increase by a stated amount annually. Under this loan commitment (Line of Credit), the bank issued a draft payable to the vendor of machinery of $148,380 on December 14, 1994 which amount is included in long-term debt set forth above. Interest only on this obligation is payable until September 5, 1995. The Company and the bank have agreed that all three loan obligations are to be consolidated into one new note obligation which will be payable monthly over a five year period beginning in the fourth quarter of 1995, and a final balloon payment at the end of the five year period.

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994


NOTE 7 - LONG-TERM DEBT (Continued)

                The annual principal maturities of the long-term debt at December 31, 1994 are as follows:

                Current portion.........              $  816,121
                1996.................... $  772,262
                1997....................    215,371
                1998....................      7,143      994,776
                                         ----------   ----------
                                                      $1,810,897
                                                      ==========

NOTE 8 - Other Liabilities and Accrued Expenses
         --------------------------------------

        Other liabilities and accrued expenses consist of the following:

                                                December 31,    January 1,
                                                   1994            1994
                                                -----------     ----------
 Employee health insurance claims accrued.....   $ 49,157        $195,481
 Payroll taxes payable........................     48,461          43,511
 Utilities payable............................     76,042          85,253
 Property taxes payable.......................                     99,705
 Accrued interest.............................      7,699           8,779
 Other........................................     81,139          62,070
                                                ----------      ----------
                                                 $262,498        $494,799
                                                ==========      ==========


NOTE 9 - INCOME TAXES

        Effective January 3, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.
Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994

NOTE 9 - INCOME TAXES (Continued)

        The company did not restated prior period financial statements because the effects of adopting Statement No. 109 on operations and cash flows are not material. The items which comprise deferred tax assets and liabilities at December 31, 1994, are as follows:

                                Deferred Tax    Deferred Tax
                                   Assets       Liabilities
                                ------------    ------------
Accelerated depreciation                        $1,399,000
Alternative minimum taxes paid  $  417,800
Inventory capitalization for
  tax purposes                      10,400
Investment tax and research and
  development credits              147,500
                                ------------    ------------
                                $  575,700      $1,399,000
                                ============    ============



        Income taxes consist of:
                                      Year Ended
                      --------------------------------------------
                      December 31,     January 1,      January 2,
                         1994             1994            1993
                      -----------      ----------      ----------
Current
  Federal............   $674,100        $264,700         $ 11,100
  State..............    168,400
Deferred.............     24,300          51,300          200,000
                      -----------      ----------      ----------
                        $866,800        $316,000         $211,100
                      ===========      ==========       ===========

        Provision for income taxes for the year ended December 31, 1994, was impacted by the 1994 reduction in the valuation allowance on deferred tax assets provided in the 1993 fiscal year. The following represents an analysis of the tax provision for the 1994 year.

        Federal income taxes                    $1,057,900
        State income taxes                         264,300
                                                ----------
                                                 1,322,200
        Less: Overaccrual of 1993
                valuation allowance on
                deferred tax assets                455,400
                                                ----------
                Provision for income taxes      $  866,800
                                                ==========

        The provision of $1,322,200 would represent a provision of 39.2%. As a result of the overaccrual of the allowance on deferred tax assets in 1993, the provision for 1994 has been decreased to 25.7%, an amount and percentage which will not recur in succeeding years.

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994


NOTE 9 - INCOME TAXES (Continued)

        The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:


                                                   Year Ended
                                      --------------------------------------
                                      December 31,  January 1,   January 2,
                                         1994          1994         1993
                                      ------------  ----------   ----------
Income before income taxes...........  $3,375,808    $690,225     $619,699
Federal income tax rate..............         34%          34%          34%
                                      -----------   ----------   ----------
Computed taxes at maximum statutory
  income tax rate....................   1,147,775     234,677      210,698
Increase (reduction) in taxes
  resulting from:
  Tax effect of non-deductible loss on
    disposal of property assets (fully
    depreciated for tax purposes).....                 66,253
  State income taxes, net of Federal
    income tax benefit................    174,425      33,858       26,400
  Adjustment for deferred income
    taxes.............................              (  31,000)
  Tax effect of non-allowable items
    and timing differences............                 12,965       11,547
    Alternative minimum tax.............                            11,100
  Limitation on tax provision credited
    to deferred income taxes payable
    for tax benefit of operating loss
    carryforward......................                           (  49,177)
  Overaccrual of prior year valuation
    allowance on deferred tax assets  (   455,400)
  Other...............................            (       753)         532
                                      -----------   ----------   ----------
    Provision for Income Taxes........ $  866,800    $316,000     $211,100
                                      ===========   ==========   ==========

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994


NOTE 9 - INCOME TAXES (Continued)

        At December 31, 1994, the Company had tax credit carryforwards available for tax purposes as follows:

                                 Research and
                Investment Tax   Development
Expiring In        Credits         Credits
-----------     --------------   ------------
1995.......          6,943
1996.......         18,934
1997.......         19,979
1998.......         22,663           4,020
1999.......         51,682           6,722
2000.......         61,682           7,045
2001.......                          2,585
2002.......                          1,930
2004.......                          1,090
2005.......                          3,619
                --------------   ------------
  Total....       $181,883         $27,011
                ==============   ============

        Pursuant to the Tax Reform Act of 1986, the amount of the investment tax credit carryforward available as a credit against income tax is reduced by 35% of such carryforward tax credits used.

NOTE 10 - STOCK OPTIONS

        Pursuant to its terms, the Company's stock option plan terminated on January 30, 1993, and all outstanding options consisting of 285,800 options expired. During the two fiscal years ended January 2, 1993 and the interim period ended January 30, 1993 (date of termination of the plan) there were no grants or exercises of options.

NOTE 11 - RENTAL EXPENSES AND LEASE COMMITMENTS

        Rental expenses under all lease commitments for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993 aggregated $34,159, $28,626 and $42,573, respectively. Minimum lease commitments under terms of all noncancellable leases, which consist only of leased equipment, are as follows as of December 31, 1994:

        1995............  $ 40,407
        1996............    35,738
        1997............    31,776
        1998............    17,772
        1999............     3,556
                           -------
                          $129,249
                           =======

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)
                (in thousands of dollars except for per share amounts)



                                              Quarter
                                 ---------------------------------
                                 First    Second   Third    Fourth
                                 ------   ------   ------   ------
1994
----
Net sales....................... $8,787   $9,075   $9,521   $8,811
Cost of sales...................  7,572    7,779    8,198    7,379
Gross profit....................  1,215    1,296    1,323    1,432
Net income......................    465      889      524      631
Net income per common share..... $  .17   $  .32   $  .19   $  .24


1993
----
Net sales....................... $6,386   $6,609   $6,581   $7,259
Cost of sales...................  5,729    6,051    6,086    6,425
Gross profit....................    657      558      495      834
Net income......................    117       65       64      128
Net income per common share..... $  .04   $  .03   $  .02   $  .05


1992
----
Net sales....................... $5,504   $5,801   $5,130   $5,637
Cost of sales...................  4,969    5,199    4,605    5,088
Gross profit....................    535      602      525      549
Net income......................     78      119       75      136
Net income per common share..... $  .03   $  .04   $  .03   $  .05

                             BURKE MILLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 DECEMBER 31, 1994 AND JANUARY 1, 1994


NOTE 13 - EMPLOYEE BENEFIT PLAN

        Effective January 1, 1985, the Company elected to become a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust which has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. The Company has made provision in the accompanying financial statements for matching contributions of $303,504,$50,000 and $25,000 for 1994, 1993 and 1992, respectively.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments, matured funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 25th to the 30th of the following month, at which time the amount due to the Company by the factor is transferred to matured funds on deposit with factor. At December 31, 1994, the Company had $3,074,169 due from its factor, of which $10,763 was in matured funds and $3,063,406 had a maturity date in January 1995. The Company utilizes its matured funds on a continuous basis to replenish its cash in bank for the payments of materials, labor and overhead, since the Company has not borrowed funds for working capital purposes. The Company places its temporary cash investments with its bank in short-term certificates. At December 31, 1994, the Company had a $1,818,064 short term commercial money market investment in its bank.

NOTE 15 - OTHER COMMITMENTS

        The Company was obligated at December 31, 1994 under a commitment for the acquisition during 1995 of machinery in the amount of approximately $4,434,000. Included in this total is dyeing machinery for $3,017,857 to be settled by the payment of 4,225,000 Deutch Marks. In the event of a continuing weakening in the U.S. dollar, the acquisition price would be increased in dollars above the $3,017,857 which was calculated by the conversion of 140 DM to the dollar. In connection with this acquisition, the Company's bank has issued an import letter of credit in favor of the vendor for 4,225,000 Deutch Marks, and has also issued import letters of credit to other vendors aggregating $1,099,120. These import letters of credit aggregating approximately $4,117,000 are included in the aggregate $5,000,000 line of credit granted to the Company by its bank.

        The Company will finance the purchase of these machines by the borrowing of $5,000,000 from its bank in 1995, as more fully discussed in
Note 7 of these Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

                There have been no changes in nor disagreements with accountants on accounting and financial disclosure during the Company's two most recent fiscal years or during any subsequent interim period. The current accounting firm for the Company, Cole, Samsel & Bernstein LLC of New York, New York, is the successor to Cole, Roberts & Herbert of New York, New York, which accounting firm has served as accountant for the Company during the last two most recent fiscal years.

                                PART III

        The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to the next annual meeting of the shareholders of the Company scheduled for May 16, 1995, which will involve the election of directors; said definitive proxy statement is expected to be filed with the Commission before April 30, 1995
(which is 120 days after the end of the fiscal year covered by this report on Form 10-K).

        The information required by Item 10 will appear on pages 3, 4, 5, 6, 7, and 8 of the proxy statement, Item 11 on pages 7 and 8, and Item 12 on pages 4 and 6. No response is necessary to Item 13.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report.

         (a)1. Independent Auditors' Report.

         The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II Item 8, are listed below:

          Auditors' report

          Balance sheets
            December 31, 1994
            January 1, 1994

          Statements of operations
            Year ended December 31, 1994
            Year ended January 1, 1994
            Year ended January 2, 1993

          Statements of changes in shareholders' equity
            Year ended December 31, 1994
            Year ended January 1, 1994
            Year ended January 2, 1993

          Statements of cash flows
            Year ended December 31, 1994
            Year ended January 1, 1994
            Year ended January 2, 1993

          Notes to financial statements

        (a)2. The financial statement schedules required to be filed by
Item 8 of this form and by paragraph (d) of Item 14 are included in Part IV of this report and are as follows:

Schedule II - Valuation and qualifying accounts
                Year ended December 31, 1994
                Year ended January 1, 1994
                Year ended January 2, 1993

        All other financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or the notes thereto.

        (a)3. The exhibits required by Item 601 of Regulation S-K and paragraph (c) of Item 14 are the articles of incorporation and by-laws of the Company which are incorporated herein by reference from the Amendment on Form 8 to the annual report on Form 10-K of the Company for the fiscal year ended January 2, 1982 previously filed with the Commission. The exhibit required by Item 601(c) of Regulation SK, Financial Data Schedule, is set forth on page 41 of this report.

        (b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

        (c) See sub-Item (a)3 above.

        (d) See sub-Item (a)2 above.


                               SCHEDULE II

                             BURKE MILLS, INC.

                     VALUATION AND QUALIFYING ACCOUNTS

                FOR THE THREE YEARS ENDED DECEMBER 31, 1994


Column A                          Column B      Column C         Column D      Column E
--------                         -----------    ---------       -----------   ----------
                                  Balance at                                    Balance
                                 beginning of                                  at end of
Description                         period      Additions       Deductions       period
-----------                      ------------   ---------       -----------   ----------
Valuation Allowance on
Deferred Income Tax Assets:

Year Ended December 31, 1994     $  623,309     $               $  623,309(a)  $

Year Ended January 1, 1994                         623,309(b)                    623,309

Year Ended January 2, 1993

(a) For the year ended December 31, 1994, $167,909 of the valuation allowance was utilized in the realization of the deferred tax assets provided for the year ended January 1, 1994. Inasmuch as no further valuation allowance is deemed necessary as of December 31, 1994, $455,400 has been credited to the provision for income taxes for the year ended December 31, 1994. Accordingly, the Company believes that its deferred tax assets as of December 31, 1994 will be realized and no valuation allowance is required as of December 31, 1994.

(b) For the year January 1, 1994, the Company recorded deferred tax assets of $1,136,409 representing possible future realization of these deferred tax assets. In accordance with the provisions of FASB No. 109, a valuation allowance of $623,309 was deemed adequate for the portion of the deferred tax assets which might not be probable of realization.

                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 9, 1995                     BURKE MILLS, INC.


                                        By: Humayun N. Shaikh
                                        Humayun N. Shaikh, Chairman of
                                        the Board and Treasurer
                                        (Principal Executive Officer)
                                        (Principal Financial Officer)


                                        By: S. Scott Womack
                                        S. Scott Womack
                                        Vice President-Finance
                                        (Principal Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 9, 1995             Humayun N. Shaikh
                                Humayun N. Shaikh, Director

Date: March 9, 1995             Richard F. Whisenant
                                Richard F. Whisenant, Director

Date: March 9, 1995             Ahmed H. Shaikh
                                Ahmed H. Shaikh, Director