Form 10-Q
period 1995-04-01
BURKE MILLS INC
filed 1995-05-16
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           			 WASHINGTON, D.C. 20549

                             			      Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995

Commission File Number  0-5680


                            			BURKE MILLS, INC.
            (Exact name of registrant as specified in its charter)

     NORTH CAROLINA                           56-0506342
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

  191 Sterling Street, N.W.
  Valdese, North Carolina                        28690
(Address of principal executive offices)       (Zip Code)

                   		      (704) 874-2261
         (Registrant's telephone number, including area code)

                         			 No Changes
     (Former name, former address and former fiscal year, if
		                     changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No ____


          		      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 1995, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

              		       PART I - FINANCIAL INFORMATION

                    			       BURKE MILLS, INC.

                    			   CONDENSED BALANCE SHEETS

                                          						   April 1,   December 31,
                                          						     1995         1994
                                            						 --------   ------------
  					                                          (Unaudited)      (Note A)
ASSETS
Current Assets
   Cash and cash equivalents                   $  1,983,327   $  1,833,989
   Accounts receivable                            3,818,531      3,292,156
   Inventories                                    2,680,317      2,924,194
   Prepaid expenses and other current assets        215,938        187,952
   Deferred income taxes                            575,700        575,700
						                                            ---------      ---------
	Total Current Assets                             9,273,813      8,813,991
                                          						  ---------      ---------

Property, Plant and Equipment - at cost          21,038,506     19,052,402
   Less:  Accumulated depreciation               11,420,275     11,244,950
                                          						-----------    -----------
       Property, Plant and Equipment - Net        9,618,231      7,807,452
                                          						-----------    -----------
                                          						$18,892,044    $16,621,443
                                          						===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt         $   828,549    $   816,121
   Accounts payable                               1,853,428        913,276
   Income taxes payable                             229,399        581,267
   Accrued salaries, wages and vacation pay         467,132        370,673
   Other liabilities and accrued expenses           197,613        262,498
                                          						-----------    -----------
       Total Current Liabilities                  3,576,121      2,943,835

Long-Term Debt                                    2,237,326        994,776

Deferred Income Taxes                             1,399,000      1,399,000
                                          						-----------    -----------
     Total Liabilities                            7,212,447      5,337,611

Shareholders' Equity
  Common stock, no par value (stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding - 2,741,168 shares     1,809,171      1,809,171
  Paid-in capital                                 3,111,349      3,111,349
  Retained earnings                               6,759,077      6,363.312
                                          						 ----------     ----------
      Total Shareholders' Equity                 11,679,597     11,283,832
                                          						-----------    -----------
                                          						$18,892,044    $16,621,443
                                           					===========    ===========


Note A: The December 31, 1994 Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

[FN]
		   See notes to condensed financial statements.

                    			       BURKE MILLS, INC.

      	  CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
				                            (Unaudited)



                                         						  Thirteen      Thirteen
                                          						Weeks Ended   Weeks Ended
                                          						  April 1,      April 2,
                                         	 					    1995          1994
                                          						-----------   -----------
Net Sales                                        $9,544,971    $8,787,236
                                          						-----------   -----------
Costs and Expenses
  Cost of sales                                   8,364,231     7,572,288
  Selling, general and administrative expenses      460,256       369,091
  Factor's charges                                   56,093        54,076
                                          						-----------   -----------
     Total Costs and Expenses                     8,880,580     7,995,455
                                          						-----------   -----------

Operating Earnings                                  664,391       791,781

Other Income
  Interest income                                    26,028        15,423
  Other, net                                          3,882         1,948
                                          						-----------   -----------
     Total                                           29,910        17,371
                                          						-----------   -----------

Other Charges
   Interest expense                                  44,236        40,029
					                                          	-----------   -----------

Income Before Provision for Income Taxes            650,065       769,123

Provision for Income Taxes                          254,300       304,200
                                           					-----------   -----------

Net Income                                          395,765       464,923

Retained Earnings at Beginning of Period          6,363,312     3,854,304
                                          						-----------   -----------

Retained Earnings at End of Period               $6,759,077    $4,319,227
                                          						===========   ===========

Earnings Per Share                               $      .14    $      .17
                                          						===========   ===========

Dividends Per Share of Common Stock                 None          None
                                          						===========   ===========

Weighted Average Common Shares Outstanding        2,741,168     2,741,168
                                           					===========   ===========

[FN]
		  See notes to condensed financial statements.

                  			       BURKE MILLS, INC.

                 			   STATEMENTS OF CASH FLOWS
                         				  (Unaudited)

                                          							        Thirteen       Thirteen
                                                 						Weeks Ended    Weeks Ended
                                                 							  April 1,       April 2,
                                                							    1995           1994
                                                							------------    ----------
Cash flows from operating activities:
  Net income                                            $   395,765    $   464,923
                                                							------------    ----------
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
  Depreciation                                              283,873        236,753
  Provision for deferred income taxes                          -           (19,000)
  Changes in assets and liabilities:
    (Increase) in accounts receivable                      (526,375)    (1,825,170)
    (Increase) decrease in inventories                      243,877        (23,596)
    (Increase) in prepaid expenses, and
     other current assets                                   (27,986)       (26,783)
    Increase in accounts payable                            940,152        856,726
    Increase (decrease) in income taxes payable            (351,868)        61,967
    Increase in accrued salaries, wages and vacation pay     96,459         86,750
    Increase (decrease) in other liabilities and
     accrued expenses                                       (64,885)         6,725
                                                							------------    -----------

       Total Adjustments                                    593,247       (645,628)
					                                                		------------    -----------

Net cash provided (used) by operating activities            989,012       (180,705)
					                                                		------------     ----------

Cash flows from investing activities:
  Acquisition of property, plant and equipment           (2,094,652)      (79,708)
                                               							 ------------    ----------

  Net cash (used) by investing activities                (2,094,652)      (79,708)
		                                               					 ------------    ----------

  Cash flows from financing activities:
    Increase in long-term bank note                       1,451,918          -
    Principal payments of long-term debt                   (196,940)     (218,671)
                                               							 ------------    ----------

  Net cash provided (used) by financing activities        1,254,978      (218,671)
							                                                ------------    ----------

  Net increase (decrease) in cash and cash equivalents      149,338      (479,084)
  Cash and cash equivalents at beginning of year          1,833,989     1,903,731
		                                               					 ------------    ----------

  CASH AND CASH EQUIVALENTS AT END OF
    FIRST QUARTER                                        $1,983,327    $1,424,647
                                               							 ============   ===========

		 See notes to condensed financial statements.

                			       BURKE MILLS, INC.

        		    NOTES TO CONDENSED FINANCIAL STATEMENTS
				                         (Unaudited)




NOTE 1 - UNAUDITED FINANCIAL INFORMATION

    a. The accompanying unaudited condensed balance sheet as of April 1, 1995, and the related condensed statements of operations and retained earnings, and cash flows for the thirteen week periods ended April 1, 1995 and April 2, 1994, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Operating results for the thirteen weeks ended April 1, 1995 are not necessarily indicative of results that may be expected for the year ended December 30, 1995.

	The unaudited condensed financial statements and notes are presented as permitted by the instructions to Form 10-Q and Article 10 of Regulation SX and do not contain certain information included in the Company's annual financial statements and notes thereto. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 Burke Mills, Inc. Annual Report which is incorporated by reference on Form 10-K.

    b. Statements of cash flows - For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor and all highly liquid debt instruments with a maturity of three months or less when purchased, as cash and cash equivalents. Matured funds on deposit with the factor earn interest at the prime rate less 1.5%.

	FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended April 1, 1995 and April 2, 1994 was $42,519 and $39,878, respectively. Income taxes paid for the thirteen weeks ended April 1, 1995 and April 2, 1994 aggregated $606,125 and $261,233, respectively.

NOTE 2 - OPERATIONS OF THE COMPANY

	The Company is engaged in the twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

	The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. Its fiscal quarters also end on the Saturday nearest to the end of the calendar quarter.

                  			       BURKE MILLS, INC.

            	    NOTES TO CONDENSED FINANCIAL STATEMENTS
                         				  (Unaudited)
                         				  (Continued)

NOTE 3 - CASH AND CASH EQUIVALENTS

    Cash and cash equivalents comprise the following:

                                           				     April 1,    December 31,
                                         						       1995          1994
                                         						     --------    ------------
    Cash......................................... $      478      $    5,162
    Commercial money market investment in bank...      6,764       1,818,064
    Matured funds on deposit with factor.........  1,976,085          10,763
                                          						 -----------     -----------
                                          						  $1,983,327      $1,833,989
                                          						 ===========     ===========

NOTE 4 - ACCOUNTS RECEIVABLE

 Accounts receivable are comprised of the following:
                                         						     April 1,    December 31,
                                        	 					       1995          1994
                                         						     --------    ------------
 Account current - factor:
   Due from factor on regular factoring account...$3,685,136      $3,063,406
 Non-factored accounts receivable.................   133,395         228,750
                                           					  ----------      ----------
                                          						  $3,818,531      $3,292,156
                                          						  ==========      ==========

NOTE 5 - INVENTORIES

  Inventories are summarized as follows:
                                         		 				     April 1,    December 31,
                                         	 					       1995          1994
                                          						    ---------    -----------
  Finished and in process..........................$1,754,013     $1,940,711
  Raw materials....................................   457,357        490,096
  Dyes and chemicals...............................   312,869        318,289
  Other............................................   156,078        175,098
                                          						   ----------     ----------
                                          						   $2,680,317     $2,924,194
                                          						   ==========     ==========

NOTE 6 - LONG-TERM DEBT

  Long-term debt is comprised of:
                                          						     April 1,   December 31,
                                         						        1995         1994
                                         						     ---------    -----------
  Note payable to bank (a)........................ $  910,097     $1,063,868
  Note payable to bank (b)........................    555,480        598,649
  Advance on note payable to bank (c).............  1,600,298        148,380
                                          						   ----------     ----------
    Total.........................................  3,065,875      1,810,897
    Less:  Current maturities....................     828,549        816,121
                                          						   ----------     ----------
  Long-Term Debt...................................$2,237,326     $  994,776
                                          						   ==========     ==========

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

                  			       BURKE MILLS, INC.

         		    NOTES TO CONDENSED FINANCIAL STATEMENTS
                         				  (Unaudited)
                         				  (Continued)

NOTE 6 - LONG-TERM DEBT (Continued)

    The loan agreement, as amended, contains various restrictive covenants, as defined, which include among other things, maintenance of a minimum tangible net worth, a minimum quick ratio, a maximum debt to tangible net worth ratio, a restriction on fixed asset additions above a stated amount annually, and a restriction on the retirement or acquisition of outstanding capital stock.

    (b) On June 26, 1992, the Company received a loan commitment and agreement from First Union National Bank for a term loan of $900,000 which was drawn by the Company in March 1993. The loan is secured by a first lien position on twisting and texturing equipment purchased and a second lien position on existing machinery and equipment, plus all additions and accessions now owned by borrower or hereafter acquired and all proceeds of the foregoing. Interest on this loan accrues and is payable at the bank's prime rate plus one-half percent, with the rate of interest to be subject to an absolute interest cap of 10.88% per annum until final maturity of the note. Principal and interest payments aggregate $18,900, per month.

    (c) Effective September 1, 1994, the Company received a loan commitment from its bank for an additional loan of $5,000,000 to finance the acquisition by the Company of new machinery and equipment and to fund Letters of Credit issued in connection with such acquisition. The new loan is to be collateralized by a first lien position on the new machinery and equipment to be purchased with the loan and a third lien position on all of the Company's existing machinery and equipment, plus all additions, accessions and all proceeds thereof owned or hereafter acquired, and second Deed of Trust on the Company's property. Interest on the loan accrues and is payable at the prime rate of the bank. Pursuant to the loan agreement, promissory note and security agreement, all covenants contained in loan agreements under Note 6(a) and 6(b) above remain in effect except as modified in this new loan agreement. Covenants include a debt service coverage ratio, a limit on annual property asset acquisitions exclusive of property to be acquired with the loan proceeds under this new loan agreement, the retirement or acquisition of the Company's capital stock in excess of a stated amount, the maintenance of a minimum tangible net worth which shall increase by a stated amount annually. Interest only on this obligation is payable until September 5, 1995. The Company and the bank have agreed that all three loan obligations are to be consolidated into one new note obligation which will be payable in level monthly installments based on a seven year repayment schedule, including interest over a five year period beginning in the fourth quarter of 1995, and a final balloon payment at the end of the five year period.

    The annual principal maturities of the long-term debt at April 1, 1995 are as follows:

   Current portion..............................................  $  828,549
   1996/1997........................................ $   240,353
   1997/1998........................................     262,900
   1998/1999........................................     287,561
   1999/2000........................................     314,537
   Balloon payment at end of the five year period      1,131,975   2,237,326
                                          						     -----------  ----------
                                                        								  $3,065,875
                                                        								  ==========

                     			       BURKE MILLS, INC.

             	    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            				  (Unaudited)
                            				  (Continued)

NOTE 7 - INCOME TAXES

    Effective January 3, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

    The items which comprise deferred tax assets and liabilities are as follows:

                                  					 Deferred Tax      Deferred Tax
                                 	 				    Assets          Liabilities
                                  					 ------------      ------------
Accelerated depreciation                                    $1,399,000
Alternative minimum taxes paid              $417,800
Inventory capitalization for tax purposes     10,400
Investment tax and research and
  development credits                        147,500
                                  					 ------------      ------------
                                   					    $575,700        $1,399,000


                                 					     Thirteen Weeks Ended
                                  					   April 1,       April 2,
                                  					     1995           1994
	                                   				  ---------      ---------
Income taxes consist of:
  State                                    $ 50,400       $ 60,800
  Federal                                   203,900        243,400
                                   					  ---------      ---------
                                   					   $254,300       $304,200
                                    				  =========      =========

At December 31, 1994 and April 1, 1995, the Company had tax credit carryforwards available for tax purposes as follows:

                                  	 				   Investment       Research and
                                   					      Tax           Development
Expiring In                                 Credits           Credits
- - - - -----------                                ----------       ------------
1995.......................................  $  6,943        $    --
1996.......................................    18,934             --
1997.......................................    19,979             --
1998.......................................    22,663           4,020
1999.......................................    51,682           6,722
2000.......................................    61,682           7,045
2001.......................................       --            2,585
2002.......................................       --            1,930
2004.......................................       --            1,090
2005.......................................       --            3,619
                                    				     --------        --------
Total........................................$181,883        $ 27,011

    Pursuant to the Tax Reform Act of 1986, the amount of the investment tax credit carryforward available as a credit against income tax is reduced by 35% of such carryforward tax credits used.

                 			       BURKE MILLS, INC.

         	    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        				  (Unaudited)
                        				  (Continued)

NOTE 8 - EMPLOYEE BENEFIT PLAN

	Effective January 1, 1985, the Company elected to become a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust which has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. The Company has made provision in the accompanying financial statements for matching contributions of $49,641 and $65,000 for the fiscal quarters ended April 1, 1995 and April 2, 1994, respectively.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK

	Financial instruments which potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments, matured funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 25th to the 30th of the following month, at which time the amount due to the Company by the factor is transferred to matured funds on deposit with factor. From time to time, the Company places its temporary cash investments with its bank in short-term certificates. In addition to its matured funds of $1,976,085 as of April 1, 1995, the Company had $3,685,136 due from its factor which matured in April 1995 and was transferred to matured funds status. The Company utilizes its matured funds on a continuous basis to replenish its cash in bank for the payment of materials, labor and overhead, since the Company does not borrow funds for working capital purposes.

NOTE 10 - COMMITMENTS

	At April 1, 1995, the Company was committed to its bank for $1,600,298 on import letters of credit to vendors covering machinery and equipment purchased. Inasmuch as title to the machinery and equipment had passed to the Company, the machinery and equipment has been included in property, plant and equipment as at April 1, 1995 and the obligation to the bank has been included in notes payable. The $1,600,298 obligation is part of the $5,000,000 commitment from the bank incurred to finance the acquisition of new machinery and equipment to be purchased in 1995, as more fully set forth in Note 6 to these Notes to Condensed Financial Statements. Payment to the vendor on the letters of credit will be made on October 1, 1995.

NOTE 11 - EARNINGS PER SHARE

	Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended April 1, 1995 and April 2, 1994.

			       BURKE MILLS, INC.

	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			   AND RESULTS OF OPERATIONS


Results of Operations
- - - - ---------------------

1995 Compared to 1994
- - - - ---------------------

	The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

			     RESULTS OF OPERATIONS

	The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                          						  Thirteen Weeks Ended
                                          						  April 1,     April 2,
                                          						    1995         1994
                                          						  --------     --------
Net sales                                           100.0%       100.0%
Cost of sales                                        87.6         86.2
                                            				   -------      -------
Gross profit                                         12.4         13.8
Selling, general, administrative
  and factoring charges                               5.4          4.8
                                          						   -------      -------
Operating earnings                                    7.0          9.0
Interest expense                                      0.5          0.4
Other (income) - net                                 (0.3)        (0.2)
                                          						   -------      -------
Income before income taxes                            6.8          8.8
Income taxes                                          2.7          3.5
                                           					   -------      -------
Net income                                            4.1%         5.3%
                                          						   =======      =======


        			 THIRTEEN WEEKS ENDED APRIL 1, 1995
		   COMPARED TO THIRTEEN WEEKS ENDED APRIL 2, 1994


Net Sales
- - - - ---------

	Net sales for the first fiscal quarter ended April 1, 1995, which consisted of thirteen weeks, increased by $757,735, or 8.6%, as compared to the first quarter of 1994. Pounds shipped for the first quarter of 1995 increased by 1.3%. Full yarn pounds shipped increased by 7.0%, while commission yarn (the dyeing and processing of customer owned yarns) pounds shipped decreased by 10.8%. Key factors contributing to the net increased revenues were changes in the product mix to a higher percentage of full yarn sales versus commission processing of yarns, and raw material increases resulting in higher selling prices.

               			       BURKE MILLS, INC.

	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               			   AND RESULTS OF OPERATIONS
                       				  (Continued)

Cost of Sales and Gross Margin
- - - - ------------------------------

	Cost of sales for the first quarter of 1995 increased by $791,943, or 10.5%, as compared to the first quarter of 1994.

	Material cost for the 1995 fiscal quarter increased by $463,107, or 10.1%, as compared to the first quarter of 1994. The primary reasons for the increase in material cost were an increase in full yarn pounds shipped of 7.0%, and a change in sales mix to a greater portion of full yarn sales, as discussed above.

	Manufacturing labor cost increased by $89,945, representing an increase of 5.5%, for the first quarter of 1995 compared to the like period of 1994. This increase resulted primarily from a wage increase of approximately 2 1/2% to 3% granted January 2, 1995.

	Manufacturing overhead increased by $238,891, or 17.4%, primarily as a result of increases in payroll taxes, workmen's compensation, employee insurance costs, repairs and maintenance and depreciation.

	Gross margin for the first quarter of 1995 was $1,180,740 as compared to $1,214,948 for the first quarter of 1994, a decrease of $34,208. The decrease was the result of an increase in sales volume of $757,735, but with a corresponding increase in cost of sales of $791,943. As a result of the increase in sales volume with a larger increase in cost of sales, the gross margin for the 1995 quarter aggregated 12.4% compared with 13.8% for the similar quarter of 1994.

Selling, General and Administrative Expenses
- - - - --------------------------------------------

	Selling, general and administrative expenses for the first quarter of 1995 increased by $91,165, or 24.7%. Selling, general and administrative expenses for the 1995 quarter represented 4.8% of net sales compared to 4.2% in 1994.

Factor's Charges
- - - - ----------------

	Factor's charges for the first quarter of 1995 increased by $2,017, as compared to the first quarter of 1994. The increase in factor's charges was caused by the increase in sales dollars for the quarter. The ratio of factored accounts versus nonfactored accounts for the first quarter of 1995, as compared to the similar quarter of 1994, remained approximately the same.

Interest Expense
- - - - ----------------

	Interest expense for the first quarter of 1995 increased by $4,207, as compared to 1994. Interest expense for 1995 and 1994 resulted from interest on the Company's long-term debt.

                			       BURKE MILLS, INC.

	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                			   AND RESULTS OF OPERATIONS
                       				  (Continued)

Interest Income
- - - - ---------------

	Interest income for the 1995 quarter increased by $10,605, as compared to the first quarter of 1994. The increase was due to a higher average balance invested with the Company's factor and from the increases in the prime rate in 1995 compared with the 1994 period.

Income Before Provision for Income Taxes
- - - - ----------------------------------------

	For the thirteen week period ended April 1, 1995, income before provision for income taxes decreased by $119,058, or 15.5%, as compared to the similar period of 1994.

	The decrease was primarily due to an 8.6% increase in sales volume, offset, however, by a decreased gross profit percentage to 12.4% in the 1995 period compared to 13.8% in the like period of 1994, as a result of changes in product mix, and to increases in net operating expenses in the 1995 fiscal quarter, resulting from non recurring expenses associated with the current expansion.

Provision for Income Taxes
- - - - --------------------------

	For the thirteen week periods ended April 1, 1995 and April 2, 1994, the Company made provision for income taxes of $254,300 and $304,200, respectively, based on the pre-tax income for the 1995 and 1994 periods of $650,065 and $769,123, respectively. Income taxes as a percentage of pre-tax income aggregated 39.1% for the 1995 period compared with 39.6% for the like period of 1994.

Subsequent matters
- - - - ------------------

	Looking forward to the remainder of 1995, the Company remains cautiosly optimistic due to the uncertainty surrounding the current economic outlook. During the first quarter the Company experienced a downturn in demand in several key markets. Based on the current level of incoming orders, the Company anticipates that the revenues and net income for the second quarter will be lower than in the first quarter.

Liquidity and Capital Resources
- - - - -------------------------------

	The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company has the right to borrow from the factor up to 90% of the face amount of each account sold to the factor, but the Company has not borrowed any funds from its factor during the three year period ended December 31, 1994, and the fiscal quarter ended April 1, 1995. As of April 1, 1995, the Company had $5,651,221 due from its factor, of which amount $1,976,085 was in matured funds held by the factor, and a net amount of $3,685,136 consisted of amounts due from the factor on the regular factoring account, with maturity dates in April 1995.

                 			       BURKE MILLS, INC.

	    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               			   AND RESULTS OF OPERATIONS
                       				  (Continued)





Liquidity and Capital Resources (Continued)
- - - - -------------------------------

	The Company's working capital at April 1, 1995 aggregated
$5,697,692, representing a working capital ratio of 2.6 to 1 compared with a working capital of $5,870,156 at December 31, 1994 and a working capital ratio of 3.0 to 1.

	As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at April 1, 1995:


     Cash, cash equivalents and receivables...............$5,801,858
     Current liabilities.................................. 3,576,121
                                                 							  ----------
     Excess of quick assets over current liabilities......$2,225,737
                                                 							  ==========

     The Company believes that its cash, cash equivalents and receivables plus internally generated funds and its credit arrangements will be sufficient to finance its operations for the next 12 months.

	The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

	During the first quarter of 1995, the Company acquired and made deposits on new machinery and equipment of approximately $2,100,000 as set forth in the accompanying statement of cash flows. For the balance of 1995, the Company anticipates the acquisition of machinery and equipment of approximately $2,900,000, which together with the acquisitions and deposits on acquisitions incurred to April 1, 1995 will aggregate an anticipated acquisition of new machinery of $5,000,000 in 1995. The Company has obtained a loan commitment of $5,000,000 from its bank to fund these acquisitions. This new loan obligation together with two other existing loans owed to the bank will be consolidated into one new note to be payable monthly, including interest, over a five year period based on a seven year repayment schedule plus a balloon payment at the end of the fifth year. Payments on the consolidated note will begin in the fourth quarter of 1995.

                			       BURKE MILLS, INC.

                       				  SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		BURKE MILLS, INC.
			(Registrant)



Date:  May 16, 1995        Richard F. Whisenant

                        			Richard F. Whisenant
                         			   (President)


Date:  May 16, 1995          S. Scott Womack

                  		     	   S. Scott Womack
                    			(Vice-President-Finance and
                    			 Principal Accounting Officer)