Form 10-Q
period 1995-07-01
BURKE MILLS INC
filed 1995-08-15
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 1, 1995

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X       No ____

                 APPLICABLE ONLY TO CORPORATE ISSUERS
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 11, 1995, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                           BURKE MILLS, INC.

                                 INDEX






                                                            Page Number
Part I -  FINANCIAL INFORMATION

 Item I - Financial Statements

   Condensed Balance Sheets
    July 1, 1995 and December 31, 1994                            3

   Condensed Statements of Operations and Retained Earnings
    Thirteen Weeks Ended July 1, 1995 and July 2, 1994 and
    Twenty-Six Weeks Ended July 1, 1995 and July 2, 1994          4

   Statements of Cash Flows
    Twenty-Six Weeks Ended July 1, 1995 and July 2, 1994          5

   Notes to Condensed Financial Statements                        6

 Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  12

Part II -  OTHER INFORMATION

 Item 6    - Exhibits and Reports on Form 8-K                    20
 Item 6(a) - Financial Data Schedule                             21

SIGNATURES

                       PART I - FINANCIAL INFORMATION

                           BURKE MILLS, INC.

                       CONDENSED BALANCE SHEETS

                                                    July 1,     December 31,
                                                     1995           1994
                                                 -------------  ------------
                                                   (Unaudited)    (Note A)
ASSETS

Current Assets
 Cash and cash equivalents                         $   856,824   $ 1,833,989
 Accounts receivable                                 3,994,080     3,292,156
 Inventories                                         2,582,764     2,924,194
 Prepaid expenses and other current assets             226,539       187,952
 Deferred income taxes                                 575,700       575,700
                                                 -------------  ------------
    Total Current Assets                             8,235,907     8,813,991
                                                 -------------  ------------

Property, Plant and Equipment - at cost             24,380,583    19,052,402
 Less: Accumulated depreciation                     11,664,693    11,244,950
                                                 -------------  ------------
 		  Property, Plant and Equipment - Net            12,715,890     7,807,452
                                                 -------------  ------------

                                                   $20,951,797   $16,621,443
                                                 =============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term debt              $   848,842   $   816,121
 Accounts payable                                    1,446,761       913,276
 Income taxes payable                                        -       581,267
 Accrued salaries, wages and vacation pay              433,991       370,673
 Other liabilities and accrued expenses                279,005       262,498
                                                 -------------   -----------
     Total Current Liabilities                       8,903,098     5,337,611
                                                 -------------   -----------

Long-Term Debt                                       4,495,499       994,776

Deferred Income Taxes                                1,399,000     1,399,000
                                                 -------------   -----------
    Total Liabilities                                8,903,098     5,337,611
                                                 -------------   -----------

Shareholders' Equity
 Common stock, no par value (stated value, $.66)
   Authorized - 5,000,000 shares
   Issued and outstanding - 2,741,168 shares         1,809,171     1,809,171
 Paid-in capital                                     3,111,349     3,111,349
 Retained earnings                                   7,128,179     6,363,312
                                                  ------------   -----------
    Total Shareholders' Equity                      12,048,699    11,283,832
                                                  ------------   -----------

                                                   $20,951,797   $16,621,443

Note A:	The December 31, 1994 Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.
[FN]
See notes to condensed financial statements.

                           BURKE MILLS, INC.

        CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              (Unaudited)

                                              Thirteen      Thirteen    Twenty-Six    Twenty-Six
                                            Weeks Ended   Weeks Ended   Weeks Ended   Weeks Ended
                                               July 1,      July 2,       July 1,       July 2,
                                                1995         1994          1995          1994
                                             ----------   ----------   -----------   -----------
Net Sales                                    $8,585,745   $9,075,296   $18,130,716   $17,862,532
                                             ----------   ----------   -----------   -----------
Costs and Expenses
 Cost of sales                                7,487,800    7,779,165    15,852,031    15,351,453
 Selling, general and administrative
   expenses                                     427,968      342,656       888,224       711,747
 Factor's charges                                37,356       59,358        93,449       113,434
                                             ----------    ---------    ----------   -----------
    Total Costs and Expenses                  7,953,124    8,181,179    16,833,704    16,176,634
                                             ----------    ---------    ----------   -----------

Operating Earnings                              632,621      894,117     1,297,012     1,685,898
                                             ----------    ---------    ----------   -----------

Other Income
 Interest income                                 25,101       20,361        51,129        35,784
    Gain on sale of property assets                   -        7,680             -         7,680
    Other, net                                    1,006        1,126         4,888         3,074
                                             ----------    ---------    ----------   -----------
    Total                                        26,107       29,167        56,017        46,538
                                             ----------    ---------    ----------   -----------

Other Expenses
 Interest expense                                52,382       40,346        96,618        80,375
 Loss on disposal of property assets                112            -           112             -
                                             ----------    ---------    ----------   -----------
    Total                                        52,494       40,346        96,730        80,375
                                             ----------    ---------    ----------   -----------

Income Before Provision for Income Taxes        606,234      882,938     1,256,299     1,652,061

Provision for Income Taxes (Credit) (Note 7)    237,132       (6,600)      491,432       297,600
                                             ----------    ---------    ----------   -----------

Net Income                                      369,102      889,538       764,867     1,354,461

Retained Earnings at Beginning of Period      6,759,077    4,319,227     6,363,312     3,854,304
                                             ----------    ---------    ----------   -----------
Retained Earnings at End of Period           $7,128,179   $5,208,765    $7,128,179    $5,208,765
                                             ==========   ==========    ==========   ===========

Earnings Per Share                           $      .14   $      .32    $      .28    $      .49
                                             ==========   ==========    ==========   ===========

Dividends Per Share of Common Stock              None         None          None         None
                                             ==========   ==========    ==========   ===========
Weighted Average Common Shares
 Outstanding                                  2,741,168    2,741,168     2,741,168     2,741,168
                                             ==========   ==========    ==========   ===========

See notes to condensed financial statements.

                           BURKE MILLS, INC.

                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                     Twenty-Six    Twenty-Six
                                                     Weeks Ended   Weeks Ended
                                                        July 1,      July 2,
                                                         1995         1994
                                                     ----------  -----------
Cash flows from operating activities:
 Net income                                          $  764,867   $1,354,461
                                                     ----------   ----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation                                           528,741      473,506
 (Gain) loss on disposal of property assets                 112       (7,680)
 (Increase) in deferred income taxes                          -      (62,600)
 Changes in assets and liablities:
   (Increase) in accounts receivable                   (701,924)  (1,614,519)
   (Increase) decrease in inventories                   341,430     (479,656)
   (Increase) in prepaid expenses and
     other current assets                               (38,587)     (73,991)
   Increase in accounts payable                         533,485      524,265
   (Decrease) in income taxes payable                  (581,267)     (31,650)
   Increase in accrued salaries, wages and vacation pay  63,318      179,966
   Increase (decrease) in other liabilities and
     accrued expenses                                    16,507      (81,296)
                                                     ----------   ----------

          Total Adjustments                             161,815   (1,173,655)
                                                     ----------   ----------
Net cash provided by operating activities               926,682      180,806
                                                     ----------   ----------
Cash flows from investing activities:
 Acquisition of property, plant and equipment        (5,437,291)    (464,896)
	Proceeds from sale of property assets                        -        7,680
                                                     ----------   ----------
Net cash (used) by investing activities              (5,437,291)    (457,216)
                                                     ----------   ----------
Cash flows from financing activities:
 Proceeds from long-term bank note                    3,930,104            -
 Principal payments of long-term debt                  (396,660)    (436,457)
                                                     ----------   ----------
Net cash provided (used) by financing activities      3,533,444     (436,457)
                                                     ----------   ----------
Net(decrease) in cash and cash equivalents             (977,165)    (712,867)
Cash and cash equivalents at beginning of year        1,833,989    1,903,731
                                                     ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF
 SECOND QUARTER                                      $  856,824   $1,190,864
                                                     ==========   ==========


See notes to condensed financial statements.

                           BURKE MILLS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

    a. The accompanying unaudited condensed balance sheet as of July 1, 1995, and the related condensed statements of operations and retained earnings for the thirteen and twenty-six week periods ended July 1, 1995 and July 2, 1994, and cash flows for the twenty-six week periods ended July 1, 1995 and July 2, 1994, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Operating results for the twenty-six weeks ended July 1, 1995 are not necessarily indicative of results that may be expected for the year ended December 30, 1995.

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

	FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the twenty-six weeks ended July 1, 1995 and July 2, 1994 was $92,572 and $80,641, respectively. Income taxes paid for the twenty-six weeks ended July 1, 1995 and July 2, 1994 aggregated $1,080,668 and $391,850, respectively.

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

                           BURKE MILLS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)
                             (Continued)

NOTE 3 - CASH AND CASH EQUIVALENTS

  Cash and cash equivalents comprise the following:
                                                       July 1,   December 31,
                                                        1995         1994
                                                    ----------   ------------
  Cash...........................................   $  207,444   $    5,162
  Commercial money market investment in bank.....        6,803    1,818,064
  Matured funds on deposit with factor...........      642,577       10,763
                                                    ----------   ----------
                                                    $  856,824   $1,833,989
                                                    ==========   ==========

NOTE 4 - ACCOUNTS RECEIVABLE

   Accounts receivable are comprised of the following:
                                                       July 1,   December 31,
                                                        1995         1994
                                                    ----------   ------------

   Account current - factor:
     Due from factor on regular factoring account.. $3,836,916   $3,063,406
   Non-factored accounts receivable................    157,164      228,750
                                                    ----------   ----------
                                                    $3,994,080   $3,292,156
                                                    ==========   ==========

NOTE 5 - INVENTORIES

   Inventories are summarized as follows:
                                                       July 1,   December 31,
                                                        1995         1994
                                                    ----------   ------------
   Finished and in process......................... $1,648,918   $1,940,711
   Raw materials...................................    304,236      490,096
   Dyes and chemicals..............................    486,438      318,289
   Other...........................................    143,172      175,098
                                                    ----------   ----------
                                                    $2,582,764   $2,924,194
                                                    ==========   ==========

NOTE 6 - LONG-TERM DEBT

   Long-term debt is comprised of:
                                                       July 1,   December 31,
                                                        1995         1994
                                                    ----------   ------------

   Note payable to bank (a)........................ $  754,003   $1,063,868
   Note payable to bank (b)........................    511,854      598,649
   Advance on note payable to bank (c).............  4,078,484      148,380
                                                    ----------   ------------
       Total.......................................  5,344,341    1,810,897
       Less:  Current maturities...................    848,842      816,121
                                                    ----------   ------------
   Long-Term Debt.................................. $4,495,499   $  994,776
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

       The annual principal maturities of the long-term debt at July 1, 1995 are as follows:

     Current portion.............................................  $  848,842
     1996/1997....................................... $  591,828
     1997/1998.......................................    647,346
     1998/1999.......................................    708,071
     1999/2000.......................................    774,493
     Balloon payment at end of the five year period    1,773,761    4,495,499
                                                      ----------   ----------
                                                                   $5,344,341
                                                                   ==========

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

      The items which comprise deferred tax assets and liabilities are as follows:

                                             Deferred Tax     Deferred Tax
                                                Assets        Liabilities
                                             ------------     ------------
Accelerated depreciation                                       $1,399,000
Alternative minimum taxes paid                 $417,800
Inventory capitalization for tax purposes        10,400
Investment tax and research and
  development credits                           147,500
                                               --------        ----------
                                               $575,700        $1,399,000
                                               ========        ==========

Provision for income taxes for the thirteen and twenty-six week periods ended July 1, 1995 and July 2, 1994, has been provided based on the following:

                        Thirteen Weeks Ended   Twenty-Six Weeks Ended
                        --------------------   ----------------------
                         July 1,     July 2,     July 1,     July 2,
                          1995        1994        1995        1994
                         -------     -------     -------     -------

Federal income taxes    $206,120    $291,900    $427,142    $555,900
State income taxes, net
  of Federal income
  taxes                   31,012      44,300      64,290      84,500
                        --------    --------    --------    --------
    Total                237,132     336,200     491,432     640,400
Overaccrual of prior
  period valuation
  allowance on deferred
  tax assets                   -    (342,800)          -    (342,800)
                        --------    --------    --------    --------

Provision for income
  taxes (credit)        $237,132   ($  6,600)   $491,432    $297,600
                        ========    ========    ========    ========

                           BURKE MILLS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)
                             (Continued)
NOTE 7 - INCOME TAXES (Continued)

  At December 31, 1994 and July 1, 1995, the Company had tax credit carry-forwards available for tax purposes as follows:
                                           Investment   Research and
                                              Tax       Development
Expiring In                                 Credits       Credits
                                          -----------   ------------
1995...................................   $  6,943         $    --
1996...................................     18,934              --
1997...................................     19,979              --
1998...................................     22,663            4,020
1999...................................     51,682            6,722
2000...................................     61,682            7,045
2001...................................        --             2,585
2002...................................        --             1,930
2004...................................        --             1,090
2005...................................        --             3,619
                                          --------         --------
  Total................................   $181,883         $ 27,011
                                          ========         ========

  Pursuant to the Tax Reform Act of 1986, the amount of the investment tax credit carryforward available as a credit against income tax is reduced by 35% of such carryforward tax credits used.

NOTE 8 - EMPLOYEE BENEFIT PLAN

  The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust which is qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. The Company has made provision in the accompanying financial statements for matching contributions of $94,207 and $150,769 for the twenty-six weeks ended July 1, 1995 and July 2, 1994, respectively.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments, matured funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 25th to the 30th of the following month, at which time the amount due to the Company by the factor is transferred to matured funds on deposit with factor. From time to time, the Company places its temporary cash investments with its bank in short-term certificates. In addition to its matured funds of $642,577 as of July 1, 1995, the Company had $3,836,916 due from its factor which matured in July 1995 and was transferred to matured funds status. The Company utilizes its matured funds on a continuous basis to replenish its cash in bank for the payment of materials, labor and overhead, since the Company does not borrow funds for working capital purposes.

                           BURKE MILLS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)
                             (Continued)


NOTE 10 - COMMITMENTS

   At July 1, 1995, the Company was committed to its bank for $3,176,353 on import letters of credit to vendors covering machinery and equipment purchased. Inasmuch as title to the machinery and equipment had passed to the Company, the machinery and equipment has been included in property, plant and equipmet as at July 1, 1995 and the obligation to the bank has been included in notes payable. The $3,176,353 obligation is part of the $5,000,000 commitment from the bank incurred to finance the acquisition of new machinery and equipment to be purchased in 1995, as more fully set forth in Note 6 to these Notes to Condensed Financial Statements. Payment to the vendor on the letters of credit will be made starting on September 6, 1995 and will be completed in March of 1996.

NOTE 11 - EARNINGS PER SHARE

   Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen and twenty-six week periods ended July 1, 1995 and July 2, 1994.

                           BURKE MILLS, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS



Results of Operations
---------------------

1995 Compared to 1994
---------------------

   The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                         RESULTS OF OPERATIONS

   The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                               Thirteen Weeks Ended   Twenty-Six Weeks Ended
                               --------------------   ----------------------
                                 July 1,     July 2,     July 1,     July 2,
                                  1995        1994        1995        1994
                                 -------     -------     -------     -------

Net sales                         100.0%      100.0%      100.0%      100.0%
Cost of sales                      87.2        85.7        87.4        85.9
                                 -------     -------     -------     -------
Gross profit                       12.8        14.3        12.6        14.1
Selling, general, administrative
 and factoring charges              5.4         4.4         5.4         4.6
                                 -------     -------     -------     -------
Operating earnings                  7.4         9.9         7.2         9.5
Interest expense                    0.6         0.5         0.6         0.5
Other (income) - net               (0.3)       (0.3)       (0.3)       (0.3)
                                 -------     -------     -------     -------
Income before income taxes          7.1         9.7         6.9         9.3
Income taxes (credit)               2.8        (0.1)        2.7         1.7
                                 -------     -------     -------     -------
Net income                          4.3%        9.8%        4.2%        7.6%
                                 =======     =======     =======     =======

                   THIRTEEN WEEKS ENDED JULY 1, 1995
             COMPARED TO THIRTEEN WEEKS ENDED JULY 2, 1994

Net Sales
---------

	Net sales for the thirteen weeks ended July 1, 1995, (the second fiscal quarter), were $8,585,745, representing a 5.4% decrease compared to the second quarter 1994 sales of $9,075,296. Pounds shipped for the second fiscal quarter of 1995 decreased by 15.7%. Full yarn pounds shipped decreased by 2.7%, while commission yarn (the dyeing and processing of customer owned yarns) pounds shipped decreased by 43.9%. The decrease in sales resulted from continued softness in demand in the home and automotive upholstery segments of the Company's business.

                           BURKE MILLS, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)

Results of Operations (Continued)
---------------------

1995 Compared to 1994
---------------------

Cost of Sales and Gross Margin
------------------------------

    Cost of sales for the second quarter of 1994 decreased by $291,365, or 3.8%, as compared to the second quarter of 1994.

    Material cost decreased by $120,854, or 2.6%, as compared to the second quarter of 1994. The primary reason for the decrease in material cost was a decrease in both full yarn and commission yarn pounds shipped as discussed above.

    Manufacturing labor decreased by $216,996, or 12.2%, as compared to the second quarter of 1994. Although the Company granted an average wage increase of 2 1/2 to 3% on January 2, 1995, the Company was able to control its labor costs by increased labor efficiency, reduced reworks and a better balance of production flow.

    Manufacturing overhead increased by $46,485. In spite of increases in employee benefits of $54,886 and in fixed expenses of $12,881 (primarily depreciation), the Company was able to reduce controllable manufacturing overhead so as to keep the increase in manufacturing overhead to 3.4%.

    Gross margin for the second fiscal quarter of 1995 aggregated $1,097,945 as compared to $1,296,131, for the comparable quarter of 1994, representing a decrease of $198,186. This decrease resulted from the reduction in sales volume of $489,551 for the 1995 second quarter period compared to the like period of 1994, but with a reduction in cost of sales of only $291,365. As a result the gross profit percentage for the thirteen week period ended July 1, 1995 was 12.8% compared to 14.3% for the similar period of 1994.

Selling, General and Administrative Expenses
--------------------------------------------

    Selling, general and administrative expenses for the second quarter of 1995 increased by $85,312 compared to the 1994 second quarter. Selling, general and administrative expenses represented 5.0% of net sales compared to 3.8% in 1994. The increase in these category of expenses were primarily increases in salaries, fringe benefit costs, shareholders' informational reports and professional fees.

Factor's Charges
----------------

    Factor's charges for the second quarter of 1995 decreased by $22,002, or 37.1%, as compared to the second quarter of 1994. The decrease resulted from a change in the rate paid to the Company's factor effective with the second fiscal quarter of 1995 and to the reduction in sales volume. The ratio of factored accounts versus nonfactored accounts for the second quarter of 1995, as compared to the similar quarter of 1994, remained approximately the same.

                           BURKE MILLS, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)

Results of Operations (Continued)
---------------------

1995 Compared to 1994
---------------------

Interest Expense
----------------

   Interest expense for the second quarter of 1995 increased by $12,036, as compared to 1994 primarily as a result of the Company's increase in long-term debt. Interest expense for 1995 and 1994 resulted only from interest on the Company's long-term debt.

Interest Income
---------------

   Interest income for the second quarter of 1995 increased by $4,740 or 23.3%, as compared to the second quarter of 1993. The increase was due to a higher average balance invested with the Company's factor and from the increases in the prime rate in 1995 compared with the 1994 period.

Income Before Provision for Income Taxes
----------------------------------------

   For the thirteen week period ended July 1, 1995, income before provision for income taxes decreased by $276,704, or 31.3%, as compared to the similar period of 1994.

  The decrease was primarily due to a 5.4% decrease in sales volume, together with a decreased gross profit percentage to 12.8% in the 1995 period compared to 14.3% in the like period of 1994, and to increases in net operating expenses.

Provision for Income Taxes
--------------------------

  Provision for income taxes for the period ended July 2, 1994, was materially impacted by the 1994 reduction in the valuation allowance on deferred tax assets provided in the prior fiscal year. The following represents a summary of the provision for taxes for the thirteen weeks ended July 1, 1995 and July 2, 1994:

                                                  Thirteen Weeks Ended
                                                  --------------------
                                              July 1, 1995    July 2, 1994
                                              ------------    ------------
   Provision for Federal income taxes           $206,120        $291,900
   State income taxes, net of Federal
     income tax                                   31,012          44,300
                                                --------        --------
                                                 237,132         336,200
   Less:  Reduction in valuation allowance
            on deferred tax assets
            overaccrued in the prior year              -         342,800
                                                --------        --------

   Tax provision (credit)                       $237,132       ($  6,600)
                                                ========        ========

                           BURKE MILLS, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)


                    TWENTY-SIX WEEKS ENDED JULY 1, 1995
               COMPARED TO TWENTY-SIX WEEKS ENDED JULY 2, 1994


Net Sales
---------

   Net sales for the twenty-six weeks ended July 1, 1995, increased by $268,184, or 1.5%, to an aggregate of $18,130,716 compared to $17,862,532 for the like 1994 period. Total pounds shipped for the 1995 period decreased by 7.3%. Full yarn pounds shipped increased by 2.1%, while commission yarn
(the dyeing and processing of customer owned yarns) pounds shipped decreased by 27.4%.

Cost of Sales and Gross Margin
------------------------------

   Cost of sales for the twenty-six weeks of 1995 increased by $500,578, or 3.3%, as compared to the similar period of 1994.

   Material cost increased by $342,253, or 3.7%, as compared to the like 1994 period. The primary reasons for the increase in material cost were an increase in full yarn pounds shipped and to a continuation of increasing prices for material and packaging supplies.

   Manufacturing labor cost decreased by $127,051, representing a decrease of 3.7% as compared to the like period of 1994. This decrease occurred in spite of a wage increase of approximately 2 1/2% to 3% granted January 2, 1995, as a result of management's control of labor costs by increased labor efficiency, reduced reworks and a better balance of production flow.

   Manufacturing overhead increased by only $285,376, or 10.4%, primarily as a result of increases in payroll taxes, workmen's compensation, employee insurance costs, repairs and maintenance and depreciation.

   Gross margin for the twenty-six weeks period ended July 1, 1995 was $2,278,685, as compared to $2,511,079 for the similar period of 1994, a decrease of $232,394, or 9.3%. The decrease was the result of an increase in sales volume of 1.5%, with a corresponding increase in cost of sales of 3.3%.

Selling, General and Administrative Expenses
--------------------------------------------

   Selling, general and administrative expenses for the twenty-six weeks ended July 1, 1995 increased by $176,477 compared to the similar period of 1994. These categories of expenses represented 4.9% of net sales compared to 4.0% in the like period of 1994. The increases in this category of expenses were primarily in salaries and fringe benefit costs, shareholders' informational reports and professional fees.

                           BURKE MILLS, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)


                   TWENTY-SIX WEEKS ENDED JULY 1, 1995
              COMPARED TO TWENTY-SIX WEEKS ENDED JULY 2, 1994
                              (Continued)


Results of Operations (Continued)
---------------------

Factor's charges
----------------

   Factor's charges for the twenty-six weeks ended July 1, 1995 decreased by $19,985, or 17.6%, as compared to the similar period of 1994. The decrease resulted from a change in the rate paid to Company's factor effective with the beginning of the second fiscal quarter of 1995.

Interest Expense
----------------

   Interest expense for the twenty-six weeks ended July 1, 1995 aggregated $96,618 compared to $80,375 for the like period of 1994. The increase in interest costs in 1995 has resulted from the increase in long-term debt incurred for the purpose of the acquisition of new machinery and equipment.

Interest Income
---------------

   Interest income for the twenty-six week period of 1995 increased by $15,345, or 42.9%, as compared to 1994. The increase was due to a higher average balance invested with the Company's factor and an increase in the prime rate as compared to the 1994 period.

Income Before Provision for Income Taxes
----------------------------------------

   For the twenty-six week period ended July 1, 1995, income before provision for income taxes decreased by $395,762, as compared to the similar period of 1994. The decrease was primarily due to a small 1.5% increase in sales volume, a decrease in gross profit percentage to 12.6% in the 1995 period compared to 14.1% in the like period of 1994 and to increases in selling, general and administrative expenses.

                           BURKE MILLS, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)


                   TWENTY-SIX WEEKS ENDED JULY 1, 1995
              COMPARED TO TWENTY-SIX WEEKS ENDED JULY 2, 1994
                              (Continued)




Results of Operations (Continued)
---------------------

Provision for Income Taxes
--------------------------

   Provision for income taxes for the six month period ended July 2, 1994, was impacted by the 1994 reduction in the valuation allowance on deferred tax assets provided in the prior fiscal year. The following represents an analysis of the tax provision for the twenty-six week period ended July 1, 1995 and July 2, 1994:

   Federal income taxes                  $427,142        $555,900
   State income taxes, net of Federal
     income tax                            64,290          84,500
                                         --------        --------
                                          491,432         640,400

   Less:  Overaccrual of prior period
           valuation allowance on
           deferred tax assets                  -        (342,800)
                                         --------        --------
   Tax provision                         $491,432        $297,600
                                         ========        ========

Subsequent Matters
------------------

   Currently the outlook through the end of the third quarter remains relatively weak. The Company anticipates demand in key market segments to remain below 1994 levels through much of the third quarter. However, the fourth quarter has the potential for improving demand as the Company's new dyeing technology comes on stream.

                           BURKE MILLS, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)



Liquidity and Capital Resources
-------------------------------

   The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company has the right to borrow from the factor up to 90% of the face amount of each account sold to the factor, but the Company has not borrowed any funds from its factor during the three year period ended December 31, 1994, and the fiscal six month period ended July 1, 1995. As of July 1, 1995, the Company had $4,479,493 due from its factor, of which amount $642,577 was in matured funds held by the factor, and a net amount of $3,836,916 consisted of amounts due from the factor on the regular factoring account with a maturity date in July 1995.

   The Company's working capital at July 1, 1995 aggregated $5,227,308 representing a working capital ratio of 2.7 to 1 compared with a working capital of $5,870,156 at December 31, 1994 and a working capital ratio of
3.0 to 1.

   As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at July 1, 1995.

Cash, cash equivalents and receivables...................... $4,850,904
Current liabilities.........................................  3,008,599
                                                             ----------
Excess of quick assets over current liabilities............. $1,842,305
                                                             ==========

   The Company believes that its cash, cash equivalents and receivables plus internally generated funds and its credit arrangements will be sufficient to finance its operations for the next 12 months.

   The Company has acquired $5,437,291 of capital property assets during the fiscal six month period ended July 1, 1995 and has drawn from its bank $4,078,484 (including $148,380 drawn in 1994) against a $5,000,000 loan commitment from its bank. The balance between acquisitions of property assets and the $5,000,000 loan commitment is available to the Company.

                           BURKE MILLS, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)



Liquidity and Capital Resources (Continued)
-------------------------------

Inflation
---------

   The results of operations of the Company for the periods discussed have not been significantly affected by inflation.


Capital Expenditures
--------------------

   The Company expects capital asset expenditures to be approximately $650,000 over the next two fiscal quarters. These expenditures will be financed with the Company's working capital. Accordingly, total property, plant and equipment expenditures for 1995 will aggregate approximately $6,100,000 against which the Company will have increased its long-term debt by the new loan of $5,000,000 as more fully discussed in Note 6 of Notes to Condensed Financial Statements.

                      PART II - OTHER INFORMATION

                           BURKE MILLS, INC.





Item 6  - Exhibits and Reports on Form 8-K

	 (a)  Exhibits - Financial Data Schedule

	 (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended July 1, 1995.

                           BURKE MILLS, INC.


                              SIGNATURES






	Pursuant to the requirements of the Securities Exchange Act of 1934,

  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                BURKE MILLS, INC.
                                                -----------------
                                                  (Registrant)



Date:  August 14, 1995  Richard F. Whisenant
		        Richard F. Whisenant
			   (President)


Date:  August 14, 1995  S. Scott Womack
                        S. Scott Womack
		  (Vice-President-Finance and
		   Principal Accounting Officer)