Form 10-Q
period 1995-09-30
BURKE MILLS INC
filed 1995-11-14
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                            APPLICABLE ONLY TO CORPORATE ISSUERS
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 1995, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                                    BURKE MILLS, INC.

                                          INDEX


                                                                 Page Number
Part I - FINANCIAL INFORMATION

 Item I - Financial Statements

  Condensed Balance Sheets
   September 30, 1995 and December 31, 1994                            3

  Condensed Statements of Operations and Retained Earnings
   Thirteen Weeks Ended September 30, 1995 and October 1, 1994
   and Thirty-Nine Weeks Ended September 30, 1995 and October 1, 1994  4

  Statements of Cash Flows
   Thirty-Nine Weeks Ended September 30, 1995 and October 1, 1994      5

  Notes to Condensed Financial Statements                              6

 Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12

Part II - OTHER INFORMATION

 Item 6    - Exhibits and Reports on Form 8-K                         20
 Item 6(a) - Financial Data Schedule                                  21

SIGNATURES                                                            22

                             PART I - FINANCIAL INFORMATION

                                    BURKE MILLS, INC.

                                CONDENSED BALANCE SHEETS

                                                September 30,  December 31,
                                                    1995          1994
                                                -------------  ------------
                                                 (Unaudited)     (Note A)
ASSETS
 Current Assets
  Cash and cash equivalents                       $     7,322   $ 1,833,989
  Accounts receivable                               4,224,719     3,292,156
  Inventories                                       3,092,273     2,924,194
  Prepaid expenses and other current assets           203,121       187,952
  Deferred income taxes                               741,800       575,700
                                                -------------  ------------
    Total Current Assets                            8,269,235     8,813,991
                                                -------------  ------------
 Property, Plant and Equipment - at cost           24,860,030    19,052,402
  Less:  Accumulated depreciation                  11,802,542    11,244,950
                                                -------------  ------------
    Property, Plant and Equipment - Net            13,057,488     7,807,452
                                                -------------  ------------
                                                  $21,326,723   $16,621,443
                                                =============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term debt           $     784,884  $    816,121
 Accounts payable                                   2,127,694       913,276
 Income taxes payable                                  19,956       581,267
 Accrued salaries, wages and vacation pay             184,160       370,673
 Other liabilities and accrued expenses               420,191       262,498
                                                -------------  ------------
   Total Current Liabilities                        3,536,885     2,943,835

Long-Term Debt                                      4,488,112       994,776

Deferred Income Taxes                               1,426,000     1,399,000
                                                -------------  ------------
   Total Liabilities                                9,450,997     5,337,611
                                                -------------  ------------
Shareholders' Equity
 Common stock, no par value (stated value, $.66)
  Authorized - 5,000,000 shares
  Issued and outstanding - 2,741,168 shares         1,809,171     1,809,171
 Paid-in capital                                    3,111,349     3,111,349
 Retained earnings                                  6,955,206     6,363,312
                                                -------------  ------------
   Total Shareholders' Equity                      11,875,726    11,283,832
                                                -------------  ------------
                                                  $21,326,723   $16,621,443
                                                =============  ============

Note A:	The December 31, 1994 Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                    BURKE MILLS, INC.

                CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                       (Unaudited)
                                         Thirteen     Thirteen     Thirty-Nine   Thirty-Nine
                                        Weeks Ended   Weeks Ended   Weeks Ended   Weeks Ended
                                       September 30,   October 1   September 30,    October 1,
                                           1995          1994          1995          1994
                                       -------------  -----------  ------------   ------------
Net Sales                                $7,385,141   $9,520,758   $25,515,857    $27,383,290
                                       -------------  -----------  ------------   ------------

Costs and Expenses
 Cost of sales                             7,126,670    8,197,877    22,978,701     23,549,330
 Selling, general and administrative
   expenses                                  464,702      417,787     1,352,926      1,129,534
 Factor's charges                             38,347       64,154       131,796        177,588
                                        -------------  -----------  ------------   ------------
  Total Costs and Expenses                 7,629,719    8,679,818    24,463,423     24,856,452
                                        -------------  -----------  ------------   ------------

Operating Earnings (Loss)                   (244,578)     840,940     1,052,434      2,526,838
                                        -------------  -----------  ------------   ------------

Other Income
  Interest income                             15,134       16,016        66,263         51,800
  Gain on sale of property assets                 -         1,000            -           8,680
  Other, net                                   6,501        1,835        11,389          4,909
                                        -------------  -----------  ------------   ------------
    Total                                     21,635       18,851        77,652         65,389
                                        -------------  -----------  ------------   ------------

Other Expenses
 Interest expense                             61,205       40,058       157,823        120,433
 Loss on disposal of property assets              -            -            112             -
                                        -------------  -----------  ------------   ------------
   Total                                      61,205       40,058       157,935        120,433
                                        -------------  -----------  ------------   ------------

Income (Loss) Before Provision for
  Income Taxes                              (284,148)     819,733       972,151      2,471,794

Provision for Income Taxes (Credit)         (111,175)     296,200       380,257        593,800
                                        -------------  -----------  ------------   ------------

Net Income (Loss)                           (172,973)     523,533       591,894      1,877,994

Retained Earnings at Beginning of Period   7,128,179    5,208,765     6,363,312      3,854,304
                                        -------------  -----------  ------------   ------------

Retained Earnings at End of Period        $6,955,206   $5,732,298    $6,955,206     $5,732,298
                                        =============  ===========  ============   ============

Earnings (Loss) Per Share                ($      .06)  $      .19    $      .22     $      .68
                                        =============  ===========  ============   ============

Dividends Per Share of Common Stock         None           None         None           None
                                        =============  ===========  ============   ============

Weighted Average Common Shares
  Outstanding                             2,741,168     2,741,168     2,741,168      2,741,168
                                        =============  ===========  ============   ============

See notes to condensed financial statements.

                                    BURKE MILLS, INC.

                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                        Thirty-Nine  Thirty-Nine
                                                        Weeks Ended  Weeks Ended
                                                       September 30,  October 1,
                                                           1995          1994
                                                        ------------ ------------
Cash flows from operating activities:
 Net income                                             $  591,894   $1,877,994
 Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation                                              774,223      732,552
 (Gain) loss on disposal of property assets                    112       (8,680)
 (Increase) in deferred income taxes                      (139,100)     (53,900)
 Changes in assets and liabilities:
 (Increase) in accounts receivable                        (932,563)  (2,068,239)
 (Increase) decrease in inventories                       (168,079)      95,523
 (Increase) in prepaid expenses and other currrent assets  (15,169)     (82,533)
 Increase in accounts payable                            1,214,418      825,119
 Increase (decrease) in income taxes payable              (561,311)     190,575
 Increase (decrease) in accrued salaries, wages
   and vacation pay                                       (186,513)     111,228 Increase (decrease) in other liabilities and
   accrued expenses                                        157,693       (5,863)
                                                        ------------ ------------

     Total Adjustments                                     143,711     (264,218)
                                                        ------------ ------------

Net cash provided by operating activities                  735,605    1,613,776
                                                        ------------ ------------

Cash flows from investing activities:
 Acquisition of property, plant and equipment           (6,024,371)    (782,517)
 Proceeds from sale of property assets                         -          8,680
                                                        ------------ ------------

Net cash (used) by investing activities                  (6,024,371)   (773,837)
                                                        ------------ ------------

Cash flows from financing activities:
  Proceeds from long-term bank note                       4,063,849         -
  Principal payments of long-term debt                     (601,750)   (654,390)
                                                        ------------ ------------
Net cash provided (used) by financing activities          3,462,099    (654,390)
                                                        ------------ ------------
Net increase (decrease) in cash and cash equivalents     (1,826,667)    185,549
Cash and cash equivalents at beginning of year            1,833,989   1,903,731
                                                        ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF
 THIRD QUARTER                                          $     7,322  $2,089,280
                                                        ============ ============

See notes to condensed financial statements.

                                    BURKE MILLS, INC.

                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

a. The accompanying unaudited condensed balance sheet as of September 30, 1995, and the related condensed statements of operations and retained earnings for the thirteen and thirty-nine week periods ended September 30, 1995 and October 1, 1994, and cash flows for the thirty-nine week periods ended September 30, 1995 and October 1, 1994, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Operating results for the thirty-nine weeks ended September 30, 1995 are not necessarily indicative of results that may be expected for the year ended December 30, 1995.

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

	FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended September 30, 1995 and October 1, 1994 was $147,039 and $121,257, respectively. Income taxes paid for the thirty-nine weeks ended September 30, 1995 and October 1, 1994 aggregated $1,080,668 and $457,158, respectively.

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

                                    BURKE MILLS, INC.

                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      (Unaudited)
                                      (Continued)

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise the following:
                                             September 30,   December 31,
                                                 1995            1994
                                             -------------   ------------
Cash.........................................  $      481     $    5,162
Commercial money market investment in bank...       6,841      1,818,064
Matured funds on deposit with factor.........          -          10,763
                                             -------------   ------------
                                               $    7,322     $1,833,989
                                             =============   ============
NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following:
                                             September 30,   December 31,
                                                 1995            1994
                                             -------------   ------------
Account current - factor:
 Due from factor on regular factoring account..$4,115,211     $3,063,406
Non-factored accounts receivable...............   109,508        228,750
                                             -------------   ------------
                                               $4,224,719     $3,292,156
                                             =============   ============
NOTE 5 - INVENTORIES

Inventories are summarized as follows:
                                             September 30,   December 31,
                                                 1995            1994
                                             -------------   ------------
Finished and in process........................$1,691,341     $1,940,711
Raw materials..................................   862,686        490,096
Dyes and chemicals.............................   402,501        318,289
Other..........................................   135,745        175,098
                                             -------------   ------------
                                               $3,092,273     $2,924,194
                                             =============   ============
NOTE 6 - LONG-TERM DEBT

Long-term debt is comprised of:
                                             September 30,   December 31,
                                                 1995            1994
                                             -------------   ------------
Note payable to bank (a).......................$  593,874     $1,063,868
Note payable to bank (b).......................   466,893        598,649
Advance on note payable to bank (c)............ 4,212,229        148,380
  Total........................................ 5,272,996      1,810,897
  Less:  Current maturities....................   784,884        816,121
Long-Term Debt.................................$4,488,112     $  994,776

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

   (c) Effective September 1, 1994, the Company received a loan commitment from its bank for an additional loan of $5,000,000 to finance the acquisition by the Company of new machinery and equipment and to fund Letters of Credit issued in connection with such acquisition. The new loan is to be collateralized by a first lien position on the new machinery and equipment to be purchased with the loan and a third lien position on all of the Company's existing machinery and equipment, plus all additions, accessions and all proceeds thereof owned or hereafter acquired, and a second Deed of Trust on the Company's property. Interest on the loan accrues and is payable at the prime rate of the bank. Pursuant to the loan agreement, promissory note and security agreement, all covenants contained in loan agreements under Note 6(a) and 6(b) above remain in effect except as modified in this new loan agreement. Covenants include a debt service coverage ratio, a limit on annual property asset acquisitions exclusive of property to be acquired with the loan proceeds under this new loan agreement, the retirement or acquisition of the Company's capital stock in excess of a stated amount, the maintenance of a minimum tangible net worth which shall increase by a stated amount annually. Interest only on this obligation is payable until September 5, 1995. The Company and the bank have agreed that all three loan obligations are to be consolidated into one new note obligation which will be payable in level monthly installments based on a seven year repayment schedule, including interest, over a five year period beginning in the fourth quarter of 1995, and a final balloon payment at the end of the five year period.

   The annual principal maturities of the long-term debt at September 30, 1995 are as follows:

Current portion..............................................$  784,884
1996/1997.................................    $   666,118
1997/1998.................................        563,918
1998/1999.................................        543,213
1999/2000.................................        592,697
Balloon payment at end of the five year period  2,122,166     4,488,112
                                               ----------    ----------
                                                             $5,272,996
                                                             ==========

                                    BURKE MILLS, INC.

                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      (Unaudited)
                                      (Continued)

NOTE 7 - INCOME TAXES

   Effective January 3, 1993, the Company changed its method of accounting for income taxes from the deferred method to an asset and liability approach for financial accounting and reporting for income taxes as required by FASB Statement No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws. Prior to the adoption of FASB Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

   The items which comprise deferred tax assets and liabilities are as follows:

                                        Deferred Tax     Deferred Tax
                                           Assets        Liabilities
                                        ------------     ------------
Accelerated depreciation                                  $1,426,000
Alternative minimum taxes paid             $590,300
Inventory capitalization for tax purposes     6,300
Investment tax and research and
  development credits                       145,200
                                        ------------     ------------
                                           $741,800       $1,426,000
                                        ============     ============

Provision for income taxes for the thirteen and thirty-nine week periods ended September 30, 1995 and October 1, 1994, has been provided based on the following:

                       Thirteen Weeks Ended      Twenty-Six Weeks Ended
                       --------------------      ----------------------
                     September 30,  October 1,  September 30, October 1,
                         1995          1994          1995        1994
                     -------------  ----------  ------------- ----------
Federal income taxes  ($  96,610)    $257,200      $330,532    $813,100
State income taxes, net
  of Federal income
  taxes                  (14,565)      39,000        49,725    123,500
                     -------------  ----------  ------------- ----------
   Total                (111,175)     296,200       380,257    936,600
Overaccrual of prior
 period valuation
 allowance on deferred
 tax assets                 -             -             -      342,800
                     -------------  ----------  ------------- ----------
Provision for income
  taxes (credit)       ($111,175)    $296,200      $380,257   $593,800
                     =============  ==========  ============= ==========

                                    BURKE MILLS, INC.

                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      (Unaudited)
                                      (Continued)

NOTE 7 - INCOME TAXES (Continued)

  At December 31, 1994 and September 30, 1995, the Company had tax credit carryforwards available for tax purposes as follows:
                                      Investment   Research and
                                         Tax       Development
Expiring In                            Credits       Credits
-----------                           ----------   ------------
1995..................................$    6,943   $        --
1996..................................    18,934            --
1997..................................    19,979            --
1998..................................    22,663         4,020
1999..................................    51,682         6,722
2000..................................    61,682         7,045
2001..................................        --         2,585
2002..................................        --         1,930
2004..................................        --         1,090
2005..................................        --         3,619
                                      ----------   ------------
  Total...............................  $181,883   $    27,011
                                      ==========   ============

  Pursuant to the Tax Reform Act of 1986, the amount of the investment tax credit carryforward available as a credit against income tax is reduced by 35% of such carryforward tax credits used.

NOTE 8 - EMPLOYEE BENEFIT PLAN

  The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust which is qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. The
Company has made provision in the accompanying financial statements for matching contributions of $94,176 and $222,693 for the thirty-nine weeks ended September 30, 1995 and October 1, 1994, respectively.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments, matured funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 25th to the 30th of the following month, at which time the amount due to the Company by the factor is transferred to matured funds on deposit with factor. From time to time, the Company places its temporary cash investments with its bank in short-term certificates. The Company had no matured funds on deposit with its factor at September 30, 1995. As of September 30, 1995, the Company had a net amount of $4,115,211 due from its factor on its regular factoring account which matured October 23, 1995 and was transferred to matured funds status. The Company utilizes its matured funds on a continuous basis to replenish its cash in bank for the payment of materials, labor and overhead.

                                    BURKE MILLS, INC.

                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      (Unaudited)
                                      (Continued)

NOTE 10 - COMMITMENTS

  At September 30, 1995, the Company was committed to its bank for approximately $317,000 on import letters of credit to vendors covering machinery and equipment purchased. Inasmuch as title to the machinery and equipment had passed to the Company, the machinery and equipment has been included in property, plant and equipment as at September 30, 1995 and the obligation to the bank has been included in notes payable. The $317,000 obligation is part of the $5,000,000 commitment from the bank incurred to finance the acquisition of new machinery and equipment purchased in 1995, as more fully set forth in Note 6 to these Notes to Condensed Financial Statements. Payment to the vendor on the letters of credit will be completed by March of 1996.

NOTE 11 - EARNINGS PER SHARE

  Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen and thirty-nine week periods ended September 30, 1995 and October 1, 1994.

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

                                  RESULTS OF OPERATIONS

   The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                     Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                     --------------------      ----------------------
                               September 30,  October 1,   September 30,   October 1,
                                  1995          1994          1995           1994
                               -------------  ----------   -------------   ----------
Net sales                         100.0%        100.0%        100.0%         100.0%
Cost of sales                      96.5          86.1          90.1           86.0
                               -------------  ----------   -------------   ----------
Gross profit                        3.5          13.9           9.9           14.0
Selling, general, administrative
 and factoring charges              6.8           5.1           5.8            4.8
                               -------------  ----------   -------------   ----------
Operating earnings (loss)          (3.3)          8.8           4.1            9.2
Interest expense                    0.8           0.4           0.6            0.4
Other (income) - net               (0.3)         (0.2)         (0.3)          (0.2)
                               -------------  ----------   -------------   ----------
Income (loss) before income taxes  (3.8)          8.6           3.8            9.0
Income taxes (credit)              (1.5)          3.1           1.5            2.2
Net income (loss)                 ( 2.3%)         5.5%          2.3%           6.8%

                         THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995
                    COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 1, 1994

Net Sales
---------

   Net sales for the thirteen weeks ended September 30, 1995, (the third fiscal quarter), were $7,385,141, representing a 22.4% decrease compared to the third quarter 1994 sales of $9,520,758. Pounds shipped for the third fiscal quarter of 1995 decreased by 29.1%. Full yarn pounds shipped decreased by 15.1%, while commission yarn (the dyeing and processing of customer owned yarns) pounds shipped decreased by 57.8%. The decrease in sales resulted from continued softness in demand in the home and automotive upholstery segments of the Company's business.

                                    BURKE MILLS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS
                                       (Continued)


Results of Operations (Continued)
---------------------

1995 Compared to 1994
---------------------

Cost of Sales and Gross Margin
------------------------------

  Cost of sales for the third quarter of 1995 decreased by $1,071,207, or 13.1%, as compared to the third quarter of 1994.

  Material cost decreased by $886,526, or 17.5%, as compared to the third quarter of 1994. The primary reason for the decrease in material cost was a decrease in both full yarn and commission yarn pounds shipped as discussed above.

  Manufacturing labor decreased by $241,984, or 14.3%, as compared to the third quarter of 1994. Although the Company granted an average wage increase of 2 1/2 to 3% on January 2, 1995, the Company was reasonably able to control its labor costs by increased labor efficiency, reduced reworks and a better balance of production flow.

  Manufacturing overhead increased by $57,303, or 4.0%, primarily as a result of increases resulting from the introduction of significant amounts of new machinery and equipment in the dyeing and finishing department.

  Gross margin for the third fiscal quarter of 1995 aggregated $258,471 as compared to $1,322,881, for the comparable quarter of 1994, representing a decrease of $1,064,410. This decrease resulted from the reduction in sales volume of $2,135,617 for the 1995 third quarter period compared to the like period of 1994, but with a reduction in cost of sales of only $1,071,207. As a result, the gross profit percentage for the thirteen weeks ended September 30, 1995 was 3.5% compared to 13.9% for the similar period of 1994.

Selling, General and Administrative Expenses
--------------------------------------------

  Selling, general and administrative expenses for the third quarter of 1995 increased by $46,915, as compared to the 1994 third quarter. Selling, general and administrative expenses represented 6.3% of net sales compared to 4.4% in 1994. The increase in these category of expenses were primarily increases in salaries, fringe benefit costs, shareholders' informational reports and professional fees.

Factor's Charges
----------------

   Factor's charges for the third quarter of 1995 decreased by $25,807, or 40.2%, as compared to the third quarter of 1994. The decrease resulted from a change in the rate paid to the Company's factor effective with the second fiscal quarter of 1995 and to the reduction in sales volume. The ratio of factored accounts versus nonfactored accounts for the third quarter of 1995, as compared to the similar quarter of 1994, remained approximately the same.

                                    BURKE MILLS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS
                                       (Continued)


Results of Operations (Continued)
---------------------

1995 Compared to 1994
---------------------

Interest Expense
----------------

  Interest expense for the third quarter of 1995 increased by $21,147, as compared to 1994 primarily as a result of the Company's increase in long-term debt. Interest expense for 1995 and 1994 resulted only from interest on the Company's long-term debt.

Interest Income
---------------

  Interest income for the third quarter of 1995 decreased by $882 or 5.5%, as compared to the third quarter of 1994. The decrease was due to a reduction in matured funds maintained with the Company's factor.

Income Before Provision for Income Taxes
----------------------------------------

   For the thirteen week period ended September 30, 1995, the Company recorded a loss of $284,148 before a credit for income taxes, compared with income before provision for income taxes for the like period of 1994 of $819,733.

   The decrease was primarily due to a 22.4% decrease in sales volume, together with a decreased gross profit percentage to 3.5% in the 1995 period compared to 13.9% in the like period of 1994, and to increases in net operating expenses.

Provision (Credit) for Income Taxes
-----------------------------------

   As a result of the loss for the 1995 third fiscal quarter, the Company has recorded a credit for income tax provision of $111,175 for the fiscal quarter, thus reducing the net loss to $172,973. The credit for income taxes includes a credit for Federal and state income taxes and is equivalent to a 39.1% effective tax rate.

                                    BURKE MILLS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS
                                       (Continued)


                       THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995
                  COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 1, 1994


Net Sales
---------

  Net sales for the thirty-nine weeks ended September 30, 1995, decreased by $1,867,433, or 6.8%, to an aggregate of $25,515,857 compared to $27,383,290 for the like 1994 period. Total pounds shipped for the 1995 period decreased by 14.8%. Full yarn pounds shipped decreased by 3.8%, while commission yarn (the dyeing and processing of customer owned yarns) pounds shipped decreased by 38.1%.

Cost of Sales and Gross Margin
------------------------------

  Cost of sales for the thirty-nine weeks of 1995 decreased by $570,629, or 2.4%, as compared to the similar period of 1994.

  Material cost decreased by $544,273, or 3.8%, as compared to the like 1994 period. The primary reasons for the decrease in material cost were a decrease in full yarn pounds shipped and to a continuation of increasing prices for material and packaging supplies.

  Manufacturing labor cost decreased by $369,035, representing a decrease of 7.2% as compared to the like period of 1994. This decrease occurred in spite of a wage increase of approximately 2 1/2% to 3% granted January 2, 1995, as a result of management's control of labor costs by increased labor efficiency, reduced reworks and a better balance of production flow.

  Manufacturing overhead increased by $342,679, or 8.2%, primarily as a result of increases in payroll taxes, workmen's compensation, employee insurance costs, repairs and maintenance and depreciation, and from the additional costs associated with new technologies resulting from the new machinery and equipment put into operation during the period.

  Gross margin for the thirty-nine weeks period ended September 30, 1995 was $2,537,156, as compared to $3,833,960 for the similar period of 1994, a decrease of $1,296,804, or 33.8%. The decrease was the result of a decreased sales volume of 6.8%, with a decrease in cost of sales of only 2.4%.

Selling, General and Administrative Expenses
--------------------------------------------

  Selling, general and administrative expenses for the thirty-nine weeks ended September 30, 1995 increased by $223,392 compared to the similar period of 1994. These categories of expenses represented 5.3% of net sales compared to 4.1% in the like period of 1994. The increases in this category of expenses were primarily in salaries and fringe benefit costs, shareholders' informational reports and professional fees.

                                    BURKE MILLS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS
                                       (Continued)


                       THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995
                  COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 1, 1994
                                       (Continued)


Results of Operations (Continued)
---------------------------------

Factor's charges
----------------

  Factor's charges for the thirty-nine weeks ended September 30, 1995 decreased by $45,792, or 25.8%, as compared to the similar period of 1994. The decrease resulted from a change in the rate paid to Company's factor effective with the beginning of the second fiscal quarter of 1995 and to the reduction in sales volume.

Interest Expense
----------------

  Interest expense for the thirty-nine weeks ended September 30, 1995 aggregated $157,823 compared to $120,433 for the like period of 1994.
The increase in interest costs in 1995 has resulted from the increase in long-term debt incurred for the purpose of the acquisition of new machinery and equipment.

Interest Income
---------------

   Interest income for the thirty-nine week period of 1995 increased by $14,463, or 27.9%, as compared to 1994. The increase was due to a higher average balance invested with the Company's factor for the first six months of 1995, and to the increased prime rate as compared to the 1994 period.

Income Before Provision for Income Taxes
----------------------------------------

  For the thirty-nine week period ended September 30, 1995, income before provision for income taxes decreased by $1,499,643, as compared to the similar period of 1994. The decrease was primarily due to the 6.8% decrease in sales volume, the decrease in gross profit percentage to 9.9% in the 1995 period compared to 14.0% in the like period of 1994 and to increases in selling, general and administrative expenses.

                                    BURKE MILLS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS
                                       (Continued)


                       THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995
                  COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 1, 1994
                                       (Continued)

Results of Operations (Continued)
---------------------------------

Provision for Income Taxes
--------------------------

  Provision for income taxes for the nine month period ended October 1, 1994, was impacted by the 1994 reduction in the valuation allowance on deferred tax assets provided in the prior fiscal year. The following represents an analysis of the tax provisions for the thirty-nine weeks ended September 30, 1995 and October 1, 1994:

                                       Thirty-Nine Weeks Ended
                                       -----------------------
                                     September 30,     October 1,
                                         1995            1994
                                     -------------     ----------
Federal income taxes                    $330,532       $813,100
State income taxes, net of Federal
  income taxes                           49,725         123,500
                                     -------------     ----------
    Total                               380,257         936,600
Overaccrual of prior year valuation
  allowance on deferred tax assets           -         (342,800)
                                     -------------     ----------
Provision for income taxes             $380,257        $593,800
                                     =============     ==========

Additional Data
---------------

The revenues for the thirty-nine weeks ended September 30, 1995, and, specifically, the third quarter revenues were impacted by unanticipated delays encountered during the period relative to the installation and start-up of the Company's new dyeing equipment. The resulting impact was a loss of production of approximately 25 - 30 percent for the third quarter. The impact of the reduced production with resulting lost revenues, combined with non-recurring expenses associated with the start-up of the new equipment resulted in a net loss for the 1995 third quarter of $173 thousand, or a per share loss of $.06. Additionally, net income for the nine months was reduced to $592 thousand, or per share earnings of $.22, compared to $1.9 million for 1994, or per share earnings of $.68.

The outlook for the fourth quarter remains cautiously optimistic driven by less than anticipated recovery in several key market segments. The current level of incoming orders and backlog have remained relatively stable during the third quarter and the Company does not anticipate any major changes in this trend during the remainder of 1995. However, as the new state-of-the-art dyeing facility comes on board during the fourth quarter, the potential for market penetration and continued growth are more positive for 1996.

                                    BURKE MILLS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS
                                       (Continued)



Liquidity and Capital Resources
-------------------------------

  The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company has the right to borrow from the factor up to 90% of the face amount of each account sold to the factor, but the Company did not borrow any funds from its factor during the three year period ended December 31, 1994. During the third quarter of 1995, the Company did receive advances from its factor against unmatured receivables on which advances the factor charges interest. As of September 30, 1995, the Company had a net amount of $4,115,211 due from the factor on the regular factoring account with a maturity date in October 1995. The Company had no matured funds at its factor as of September 30, 1995.

  The Company's working capital at July 1, 1995 aggregated $4,732,350 representing a working capital ratio of 2.3 to 1 compared with a working capital of $5,870,156 at December 31, 1994 and a working capital ratio of
3.0 to 1.

  As a measure of current liquidity, the Company's quick position
(cash, cash equivalents and receivables over current liabilities) discloses the following at September 30, 1995.

Cash, cash equivalents and receivables.........................$4,232,041
Current liabilities............................................ 3,536,885
                                                               ----------
Excess of quick assets over current liabilities................$  695,156

  The Company believes that its cash, cash equivalents and receivables plus internally generated funds and its credit arrangements will be sufficient to finance its operations for the next 12 months.

  The Company has acquired $6,024,371 of capital property assets during the nine month period ended September 30, 1995 and has drawn from its bank $4,212,229 (including $148,380 drawn in 1994) against a $5,000,000 loan commitment from its bank. The balance between acquisitions of property assets and the $5,000,000 loan commitment is available to the Company.

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


Capital Expenditures
--------------------

   The Company expects capital asset expenditures to be approximately $150,000 during the fourth quarter of 1995. Inasmuch as the Company acquired approximately $6,025,000 during the nine months ended September 30, 1995, the fourth quarter acquisition will bring the total property assets acquired in 1995 to $6,175,000. The Company will have increased its long-term debt to finance its acquisition of property assets by the new loan of $5,000,000 as more fully discussed in Note 6 of Notes to Condensed Financial Statements.

                              PART II - OTHER INFORMATION

                                    BURKE MILLS, INC.



Item 6  - Exhibits and Reports on Form 8-K

   (a)  Exhibits - Financial Data Schedule

   (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended September 30, 1995.

                                    BURKE MILLS, INC.

                                       SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BURKE MILLS, INC.
                                      (Registrant)



Date:  November 13, 1995	S/    Richard F. Whisenant
                                      Richard F. Whisenant
                                           (President)


Date:  November 13, 1995        S/    S. Scott Womack
                                      S. Scott Womack
                              (Vice-President-Finance and
                                Chief Financial Officer)