Form 10-K
period 1995-12-30
BURKE MILLS INC
filed 1996-03-29
CIK 15486

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year ended December 30, 1995


                      Commission File No. 0-5680

                           BURKE MILLS, INC.
        (Exact name of registrant as specified in its charter)

State or other jurisdiction               56-0506342
of incorporation or            (I.R.S. Employer Identification No.)
organization:  North Carolina

     191 Sterling Street, N.W.
     Valdese, North Carolina                             28690
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  704 874-2261

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

     Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing price on March 1, 1996) was $2,689,713.

     The number of shares outstanding of the registrant's only class of common stock as of March 1, 1996 is 2,741,168 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

                                 None

                                PART I

ITEM 1.  BUSINESS

     (a) General Development of Business. The general development of the business of Burke Mills, Inc. ("the Company") during the fiscal year ended December 30, 1995 was marked by the efforts of the Company to concentrate on maintaining its existing products and its existing markets. The Company continued its efforts to operate as efficiently and cost-effectively as possible while maintaining product quality.

     (b)  Financial Information About Industry Segments.  The
Company had only one industry segment during the fiscal year ended December 30, 1995.

     (c) Narrative Description of Business. The Company is engaged in twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

     The principal market served by the Company are upholstery and industrial uses through the knitting and weaving industry.

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

     The dollar amount of backlog of unshipped orders as of December 30, 1995 was $3,377,000 and as of December 31, 1994 was
$3,907,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or cancelled in the future.

     The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

     With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 56 days. On the average, the Company turns its inventory approximately 6 to 7 times each year. The Company has been able to meet its delivery schedules and has been able to enjoy a ready supply of raw materials from suppliers. In the fiscal year ended December 30, 1995, approximately 11.6% of the Company's sales was from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers the right to return merchandise except where the merchandise is defective. The Company rarely allows payment terms to its customers beyond sixty (60) days, and the Company has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

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

     On March 10, 1996, the Company had 308 employees.

     The Company's yarn division is its only division.

     During the fiscal year ended December 30, 1995, sales to CMI Industries, Inc. and sales to Collins & Aikman Co. exceeded ten percent of the Company's revenue for that year. The loss of either customer would have a material adverse effect on the Company in the short run; and, the Company believes that it would be able to replace the business within a reasonable time.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Company had no material amounts of sales in foreign markets during the last three fiscal years.
The Company had sales to customers in Mexico and Canada during the last three fiscal years which amounted to less than three percent of its total sales in each year for each country.


ITEM 2.  PROPERTIES

     The executive offices and manufacturing plant of the Company are located at Valdese, North Carolina, which is 75 miles northwest of Charlotte, North Carolina, and 60 miles east of Asheville, North Carolina. The main plant and executive offices are located on a sixteen acre tract of land owned by the Company. Eleven acres of this tract are encumbered by a first priority lien deed of trust held by First Union National Bank of North Carolina. The main plant building used by the Company contains approximately 308,928 square feet. The Company also owns an auxiliary building containing 36,600 square feet located adjacent to its main plant. This latter building is currently used for warehousing yarn and as a distribution center.

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

     The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven (7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended December 30, 1995 are as follows:

                         Pounds/Year               1995
    Department             Capacity             Utilization

Twisting Machines         2,500,000                 73%

Winding Machines         20,000,000                 58%

Texturing Machines        4,835,000                 64%

Dyeing Equipment         18,700,000                 53%


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


                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     (a) The principal United States (or other) market on which the Company's common stock is being traded is the United States over-the-counter market. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two year period ending December 30, 1995 (as obtained from the office of Merrill Lynch Pierce Fenner & Smith in Charlotte, North Carolina) is as follows:

  Quarter Ending        High Bid       Low Bid
  --------------        --------       -------
      1994

   March 31              $1.25          $1.125
   June 30               $2.625         $1.125
   September 30          $7.00          $2.50
   December 31           $6.50          $3.75


     1995

   March 31              $6.875         $3.75
   June 30               $6.00          $3.50
   September 30          $4.125         $3.125
   December 31           $4.125         $2.375


     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     (b) As of February 23, 1996 there were 514 holders of the common stock of the Company.

     (c) The Company has declared no dividends on its common stock during the past two years.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth on the following page, for the five years ended December 30, 1995 have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.

   BURKE MILLS, INC. - ITEM 6. SELECTED FINANCIAL DATA
       (in thousands except per share data)

                    Year Ended

                                   December 30, December 31, January 1, January 2, December 28,
                                     1995         1994         1994       1993       1991

SELECTED INCOME STATEMENT DATA
 Net sales                          $34,148      $36,194      $26,835    $22,072    $19,784
 Cost of sales                       30,666       30,928       24,292     19,861     17,837
                                    -------      -------      -------    -------    -------
 Gross profit                       $ 3,482      $ 5,266      $ 2,543    $ 2,211    $ 1,947
                                    =======      =======      =======    =======    =======

 Income before income taxes         $ 1,156      $ 3,376      $   690    $   620    $   172
 Income taxes                           212          867          316        211         63
                                    -------      -------      -------    -------    -------
 Net Income                         $   944      $ 2,509      $   374    $   409     $  109
                                    =======      =======      =======    =======    =======

 Per Share (Note A)
  Net Income                        $   .34      $   .92      $   .14    $   .15    $   .04
  Cash dividends declared per
   common share                       None         None         None       None       None
  Weighted average number of
   common shares outstanding          2,741        2,741         2,741     2,741      2,741

SELECTED CASH FLOW DATA
 Capital expenditures               $ 6,372      $ 1,541      $ 1,374    $ 1,257    $   278

 Depreciation                       $ 1,052      $ 1,006      $   903    $   849    $   837

 Cash provided by
  operating activities              $ 2,004      $ 2,186      $   985    $ 3,219    $   314

                                   December 30, December 31, January 1, January 2, December 28,
                                     1995         1994         1994       1993       1991
                                   ------------ ------------ ---------- ---------- ------------
SELECTED BALANCE SHEET DATA
 Current assets                     $ 7,641      $ 8,814      $ 7,382    $ 6,082    $ 5,679
 Current liabilities                  2,171        2,944        2,923      2,173      1,334
                                    -------      -------      -------    -------    -------
 Working capital                    $ 5,470      $ 5,870      $ 4,459    $ 3,909    $ 4,345
                                    =======      =======      =======    =======    =======

 Current ratio                         3.52         2.99         2.53       2.80       4.26

 Total assets                       $20,769      $16,621      $14,655    $13,086     $12,123

 Long-term debt                     $ 4,964      $   995      $ 1,645    $ 1,765     $ 2,249

 Deferred income taxes              $ 1,406      $ 1,399      $ 1,312    $   748     $   548

 Shareholders' equity               $12,228      $11,284      $ 8,775    $ 8,401     $ 7,992

(A)	Income per share has been computed based on the weighted average
number of common shares	outstanding during each period.

ITEM 7.            BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data of the Company as percentages of net sales for the periods indicated.

                            Relationship to Total Revenue
                                For the Year Ended                    Period to Period
                            -----------------------------             ----------------
                        December 30,  December 31,  January 1,       Increase (Decrease)
                           1995          1994          1994         1994-1995   1993-1994
                          ------        ------        ------        ---------   ---------
Net sales                 100.0%        100.0%        100.0%        (   5.7%)      34.9%
Cost of sales              89.8          85.5          90.5         (   0.8)       27.3
                          ------        ------        ------        ---------   ---------
Gross profit margin        10.2          14.5           9.5         (  33.9)      107.0
Selling, general,
 administrative and
 factoring expenses         6.2           5.0           5.8            15.9        18.0
                          ------        ------        ------        ---------   ---------
Operating earnings          4.0           9.5           3.7          ( 60.4)      246.8
Other income                0.2           0.3           0.3          ( 21.3)       36.2
Other expenses             (0.8)       (  0.5)       (  1.4)           77.6      ( 57.6)
                          ------        ------        ------        ---------   ---------
Income before income taxes  3.4           9.3           2.6          ( 65.7)      389.1
Income taxes                0.6           2.4           1.2          ( 75.5)      174.3
                          ------        ------        ------        ---------   ---------
Net income                  2.8%          6.9%          1.4%         ( 62.4%)     570.5%
                          ======        ======        ======        =========   =========


                         BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                            (Continued)

Results of Operations
---------------------

1995 Compared to 1994
---------------------

Net Sales
---------

    Net Sales for the 1995 year aggregated $34,148,493, representing a decrease of $2,045,264, or 5.7%, as compared to net sales volume of $36,193,757 recorded by the Company for 1994. Although net sales dollars decreased by 5.7%, total pounds shipped decreased by 12.8%. Full yarn sales made by the Company were almost equivalent in both dollar and pounds shipped for both 1995 and 1994. Sales from commission yarn sales (the dyeing and processing of customer owned yarns) decreased both in dollars and pounds by 33.9% and 41.6%, respectively, in 1995 compared with 1994.

Cost of Sales and Gross Margin
------------------------------

    Cost of sales which aggregated $30,666,567 for 1995 only decreased by $261,536 or 0.8%, as compared to 1994.

    In spite of the decline in net sales dollars, material cost only decreased by 1.4% compared to 1994, inasmuch as full yarn sales for 1995 were almost equivalent in dollars and pounds with the 1994 year.

    Labor costs decreased by 0.3% and manufacturing overhead actually increased by 3.0%, as a result of costs incurred for the time and overhead spent in absorbing the new technology undertaken by the Company in 1995.

    Inasmuch as net sales for 1995, as compared to 1994, decreased by 5.7%, while cost of sales decreased by only 0.8%, the 1995 gross margin decreased to 10.2%, as compared to 14.5% recorded in 1994.

---------------------------------

1995 Compared to 1994
---------------------

Selling, General and Administrative Expenses

    Selling, general and administrative expenses for 1995 aggregated $1,945,951, or 5.7%, of net sales, as compared to $1,597,829, or 4.4%, of net sales in 1994. The increase resulted primarily from management salaries and fringe costs, travel costs, professional services, stockholders' informational data, commissions, and employee benefits.

Factor's Charges
----------------

    Factor's charges for 1995 aggregated $177,901, or .52% of net sales as compared to $235,253, representing .65%, of net sales in 1994. The ratio of sales made to factored accounts versus nonfactored accounts for 1995 remained approximately the same as 1994. However, the factoring rate paid to the factor was reduced during 1995.

Operating Margins
-----------------

    As a result of the discussion above with respect to the 1995 decrease in net sales and gross profit percentage, together with the increase in the percentage to net sales of selling, general and administrative expenses, the Company reported operating earnings of $1,358,074 in 1995, compared to operating earnings of $3,432,572 in 1994.

Interest Income
---------------

    Interest income for 1995 was $67,966 as compared to $84,306 in 1994. The interest income was primarily interest earned from matured funds held by the Company's factor and funds held in a money market account with the Company's bank.

Sundry Other Income
-------------------

    Sundry other income increased to $12,275 in 1995, as compared to $5,919 in 1994. The increase of $6,356 was primarily due to additional revenue from scrap parts sales.

Interest Expense
----------------

    Interest expense for the year ended December 30, 1995 increased to $281,752, as compared to $158,669 in 1994. Interest expense for 1995 and 1994 resulted primarily from interest on the Company's long-term debt. The increase resulted from additional long-term debt incurred to fund the acquisition of property, plant and equipment which aggregated $6,371,819 in 1995.

---------------------------------

1995 Compared to 1994
---------------------

Income Before Provision for Income Taxes
----------------------------------------

    Income before provision for income taxes for 1995 was $1,156,451, as compared to $3,375,808 for 1994. The 1995 decrease of $2,219,357 resulted from the reduction in sales for 1995, coupled with the reduction in gross profit margin, increased selling, general and administrative expenses and interest costs.

Provision for Income Taxes
--------------------------

    Provision for income taxes in 1995 was impacted by an upward adjustment of the alternative minimum taxes available and by the overaccrual of 1994 income taxes, resulting in a reduction in 1995 income taxes. In 1994, the income tax provision was reduced as a result of the overaccrual in 1993 of a valuation allowance on deferred tax assets. The following table represents an analysis of the tax provisions of 1995 and 1994 taxes:

                                              1995             1994
                                              ----             ----
     Provision for income taxes             $446,429        $1,322,200
     Less:  Overaccrual of 1994
        income taxes and adjustment of
        alternative minimum taxes
        available as a credit                234,219              -

     Overaccrual of 1993 valuation
        allowance on deferred tax assets        -              455,400
                                           --------         ----------
                                           $212,210         $  866,800

    For 1995, the provision for income taxes of $446,429 would represent a tax provision of 38.6% rather than 18.4%. Earnings per share would be reduced by $.09 per share to $.26 rather than the $.34 shown in the statement of income.

    For 1994, the provision for income taxes of $1,322,200 would represent a tax provision of 39.2% rather than the 25.7%.

Results of Operations
---------------------

1994 Compared to 1993
---------------------

Net Sales
---------

    Net Sales for 1994 year aggregated $36,193,757, representing an increase of $9,359,110, or 34.9%, as compared to net sales volume of $26,834,647 recorded by the Company for 1993. Although net sales increased by 34.9%, total pounds shipped increased by only 30.4%. This is explained below by the increase in sales mix to a greater portion of full yarn sales. Full yarn sales dollars increased by 37.8% with a corresponding increase in full yarn pounds of 42.1%. Sales from commission yarn sales (the dyeing and processing of customer owned yarns) increased by 22.4% while commissions pounds shipped increased by 10.0%.

    The increase in sales to existing customers, to a new customer who represented 12.9% of the Company's sales and a change in the sales mix to a greater portion of full yarn sales are the factors responsible for the increase in 1994 sales over those of 1993.

Cost of Sales and Gross Margin
------------------------------

    Cost of sales which aggregated $30,928,103 for 1994 increased by $6,636,802,or 27.3%.

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

Inasmuch as net sales for 1994, as compared to 1993, increased by 34.9%, while cost of sales increased 27.3%, the 1994 gross profit margin increased to 14.5%, as compared to 9.5% in 1993.

---------------------------------

1994 Compared to 1993
---------------------

Selling, General and Administrative Expenses
--------------------------------------------

    Selling, general and administrative expenses for 1994 aggregated $1,597,829, or 4.4%, of net sales, as compared to $1,378,717, or 5.1%, of net sales in 1993.

Factor's Charges
----------------

    Factor's charges for 1994 aggregated $235,253, or .65% of net sales as compared to $174,797, representing a like .65%, of net sales in 1993. The ratio of sales made to factored accounts versus nonfactored accounts for 1994 remained approximately the same as 1993.

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

Sundry Other Income
-------------------

    Sundry other income decreased to $5,919 in 1994, as compared to $23,380 in 1993. The decrease of $17,461 was primarily due to refunds received in 1993 of property taxes for the years 1991 and 1990.

Interest Expense
----------------

    Interest expense for the year ended December 31, 1994 decreased to $158,669, as compared to $179,588 in 1993. Interest expense for 1994 and 1993 resulted from interest on the Company's long-term debt. The reduction results primarily from the decrease in long-term debt as a result of required monthly payments. The interest rate on the principal amount of such debt varies with increases or decreases in the prime rate.

---------------------------------

1994 Compared to 1993
---------------------

Gain/Loss on Sale and Disposal of Property Assets
-------------------------------------------------

    The gain on sale of property assets in 1994 resulted from sale of fully depreciated property assets. For 1993, the loss on disposal of property assets of $194,863 resulted from a gain of $1,800 on equipment sold, a loss of $64,728 on assets abandoned and a loss of $131,935 on assets no longer in existence determined as a result of a physical inventory of property assets, In the opinion of management most of the machines which could not be located in 1993, during the physical inventory of property assets, were used for replacement of broken or worn-out parts of other machines which are still in use.

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

Provision for Income Taxes
--------------------------

    Provision for income taxes for the year ended December 31, 1994, was impacted by the 1994 reduction in the valuation allowance on deferred tax assets provided in the 1993 fiscal year. The following represents an analysis of the tax provision for the 1994 year:

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

---------------------------------

1995 - 1993 Sales Analysis
--------------------------

    The table below sets forth an analysis of sales volume for the three year period 1993 to 1995, inclusive. The table below discloses that full yarn sales prices decreased from the high of $3.64 per pound in 1993 to $3.58 in 1994 and $3.60 in 1995. Unit prices for commission sales increased from $1.43 in 1993 to $1.60 in 1994 and $1.82 in 1995.

                                     % of      Sales $
                         % of      Pounds of     Per
                       Net Sales   Yarn Sold    Pound
                       ---------   ---------    -----
1995:
  Yarn sales              88%         79%       $3.60
  Commission Sales        12          21         1.82
                       ---------   ---------    -----
    Total                100%        100%
                       ---------   ---------


1994:
  Yarn sales              83%         69%       $3.58
  Commission Sales        17          31         1.60
                       ---------   ---------    -----
    Total                100%        100%
                       ---------   ---------

1993:
  Yarn sales              82%         64%       $3.64
  Commission Sales        18          36         1.43
                       ---------   ---------    -----
    Total                100%        100%
                       ---------   ---------

---------------------------------


Liquidity and Capital Resources:
--------------------------------

    The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company has the right to borrow from the factor up to 90% of the face amount of each account sold to the factor. As of December 30, 1995, the Company had $2,808,790 due from its factor, all of which matured on January 26, 1996.

    The Company had inventories of $2,869,939 as of December 30, 1995. The Company's average inventories aggregated approximately $2,943,000 for 1995, representing approximately 56 days inventory on hand. The Company's inventories turn approximately 6 to 7 times each year.

    The Company's working capital decreased by approximately $400,000 at December 30, 1995 from that of December 31, 1994, primarily as a result of property asset acquisitions in excess of long-term borrowings. The working capital of the Company is deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:

                              1995          1994          1993
                              ----          ----          ----
Working capital            $5,469,831    $5,870,156    $4,459,101
Working capital ratio       3.5 to 1      3.0 to 1       2.5 to 1

    As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at December 30, 1995 and December 31, 1994:

                                   December 30,   December 31,
                                      1995           1994
Cash, cash equivalents
 and receivables                    $3,808,934     $5,126,145
Current liabilities                  2,171,155      2,943,835
                                    ----------     ----------
Excess of quick assets
 over current liabilities           $1,637,779     $2,182,310
                                    ==========     ==========

---------------------------------

Liquidity and Capital Resources: (Continued)
--------------------------------------------


    The aggregate long-term debt, including current maturities at December 30, 1995, was $5,179,678 compared to $1,810,897 at December 31, 1994. In order to finance the acquisition of new property, plant and equipment of $6,371,819 in 1995, the Company incurred new long-term debt of $4,329,337, as more fully described in Note 7 of Notes to Financial Statements. The existing long-term debt will be consolidated into a new long-term obligation in 1996 of up to $6,000,000. Pursuant to an agreement with its bank, the new obligation will have no principal maturities until February 1998. Thereafter, principal payments of $62,500 will be payable monthly for 96 consecutive months.

    The Company's long-term debt (exclusive of current maturities) to equity ratios aggregated 40.6% at December 30, 1995, 8.8% at December 31, 1994 and 18.7% at January 1, 1994.

    Capital expenditures are expected to aggregate $1,000,000 to $1,500,000 during 1996.

Inflation
---------

    In spite of raw material price increases in 1994 and 1995, the Company does not believe that operations for the periods discussed have been significantly affected by inflation. Further, the Company's performance in maintaining control over elements of overhead, in conjuction with the infusion of state of the art dyeing technology, have enabled it to remain competitive with its competition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report



To the Stockholders and Board of Directors of Burke Mills, Inc.

    We have audited the accompanying balance sheets of Burke Mills, Inc. as of December 30, 1995 and December 31, 1994, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. as of December 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 9 of the financial statements, Burke Mills, Inc. changed its method of accounting for income taxes effective January 3, 1993, pursuant to the requirements of FASB Statement No. 109.



                        s/ Cole, Samsel, and Bernstein LLC
                     			Certified Public Accountants

Lodi, New Jersey
January 26, 1996

                           BURKE MILLS, INC.

                            BALANCE SHEETS

                                                  December 30,  December 31,
                                                    1995          1994
                                                  ------------  ------------
     ASSETS
Current Assets
 Cash and cash equivalents                         $   834,833   $ 1,833,989
 Accounts receivable                                 2,974,101     3,292,156
 Inventories                                         2,869,939     2,924,194
 Prepaid expenses and other current assets              92,667       187,952
 Prepaid income taxes                                  289,846          -
 Deferred income taxes                                 579,600       575,700
                                                  ------------  ------------
      Total Current Assets                           7,640,986     8,813,991
                                                  ------------  ------------
Property, Plant and Equipment                       25,186,871    19,052,402
 Less:  Accumulated depreciation                    12,059,241    11,244,950
                                                  ------------  ------------
 Property, Plant and Equipment - Net                13,127,630     7,807,452
                                                  ------------  ------------
                                                   $20,768,616   $16,621,443
                                                  ============  ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term debt              $   215,990   $   816,121
 Accounts payable                                    1,508,476       913,276
 Income taxes payable                                    -           581,267
 Accrued salaries and wages                            123,637       370,673
 Other liabilities and accrued expenses                323,052       262,498
                                                  ------------  ------------
    Total Current Liabilities                        2,171,155     2,943,835

Long-Term Debt                                       4,963,688       994,776

Deferred Income Taxes                                1,405,700     1,399,000
                                                  ------------  ------------
   Total Liabilities                                 8,540,543     5,337,611
                                                  ------------  ------------

Shareholders' Equity
 Common stock, no par value (stated value, $.66)
  Authorized - 5,000,000 shares
  Issued and outstanding - 2,741,168 shares          1,809,171     1,809,171
 Paid-in capital                                     3,111,349     3,111,349
 Retained earnings                                   7,307,553     6,363,312
                                                  ------------  ------------
    Total Shareholders' Equity                      12,228,073    11,283,832
                                                   $20,768,616   $16,621,443
                                                  ------------  ------------
[FN]
See independent auditors' report and notes to financial statements.

                   BURKE MILLS, INC.

               STATEMENTS OF OPERATIONS


                                                    Year Ended
                                                    ----------
                                      December 30,  December 31,  January 1,
                                          1995          1994         1994
                                      -----------   -----------  -----------
Net Sales                             $34,148,493   $36,193,757  $26,834,647
                                      -----------   -----------  -----------
Costs and Expenses
 Cost of sales                         30,666,567    30,928,103   24,291,301
 Selling, general and administrative
  expenses                              1,945,951     1,597,829    1,378,717
 Factor's charges                         177,901       235,253      174,797
                                      -----------   -----------  -----------
   Total Costs and Expenses            32,790,419    32,761,185   25,844,815
                                      -----------   -----------  -----------

Operating Earnings                      1,358,074     3,432,572      989,832
                                      -----------   -----------  -----------

Other Income
 Interest income                           67,966        84,306       51,464
 Gain on sale of property assets              -          11,680          -
 Other, net                                12,275         5,919       23,380
                                      -----------   -----------  -----------
   Total                                   80,241       101,905       74,844
                                      -----------   -----------  -----------

Other Expenses
 Interest expense                         281,752       158,669      179,588
 Loss on disposal of property assets          112          -         194,863
                                      -----------   -----------  -----------
   Total                                  281,864       158,669      374,451
                                      -----------   -----------  -----------

Income Before Provision for
 Income Taxes                           1,156,451     3,375,808      690,225
Provision for Income Taxes                212,210       866,800      316,000
                                      -----------   -----------  -----------
Net Income                             $  944,241    $2,509,008   $  374,225
                                      ===========   ===========  ===========

Net Earnings Per Share                 $      .34    $       .92  $      .14
                                      ===========   ===========  ===========

Weighted Average Common Shares
 Outstanding                            2,741,168      2,741,168   2,741,168
                                      ===========   ===========  ===========

[FN]
See independent auditors' report and notes to financial statements.

                   BURKE MILLS, INC.

      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

       FOR THE THREE YEARS ENDED DECEMBER 30, 1995

                                   Common Stock
                                   No Par Value
                            Stated Value $.66 Per Share
                                 5,000,000 Shares
                                    Authorized
                               ----------------------   Paid-in      Retained   Shareholders'
                                Shares       Amount      Capital      Earnings      Equity
                               ---------   ----------   ----------   ----------  -----------
Balance at January 2, 1993     2,741,168   $1,809,171   $3,111,349   $3,480,079  $ 8,400,599
Net income for the
 year ended January 1, 1994        -            -            -          374,225      374,225
                               ---------   ----------   ----------   ----------  -----------
Balance at January 1, 1994     2,741,168    1,809,171    3,111,349    3,854,304    8,774,824
Net income for the
 year ended December 31, 1994      -            -            -        2,509,008    2,509,008
                               ---------   ----------   ----------   ----------  -----------
Balance at December 31, 1994   2,741,168    1,809,171    3,111,349    6,363,312   11,283,832
Net income for the year ended   December 30, 1995               -            -            -          944,241      944,241
                               ---------   ----------   ----------   ----------  -----------
Balance at December 30, 1995   2,741,168   $1,809,171   $3,111,349   $7,307,553  $12,228,073
                               =========   ==========   ==========   ==========  ===========

See independent auditors' report and notes to financial statements.

                   BURKE MILLS, INC.

               STATEMENTS OF CASH FLOWS
                                                              Year Ended
                                                ---------------------------------------
                                                December 30,  December 31,   January 1,
                                                   1995          1994           1994
                                                ------------  ------------   ----------
Cash flows from operating activities:
 Net income                                     $  944,241     $2,509,008    $  374,225
                                                ------------  ------------   ----------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                   1,051,529      1,006,448       903,341
  (Gain) loss on sales of plant and equipment,
   including losses on disposals                       112        (11,680)      194,863
  Deferred income taxes                              2,800         24,300        51,300
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable      318,055       (922,279)     (814,532)
   (Increase) decrease in inventories               54,255       (356,612)     (252,135)
   (Increase) in prepaid expenses, taxes
      and other current assets                    (194,561)      (160,430)       (2,860)
   Decrease in other noncurrent assets                -              -            5,623
   Increase (decrease) in accounts payable         595,200       (158,836)       25,706
   Increase (decrease) in income taxes payable    (581,267)       320,034       261,233
   Increase (decrease) in accrued salaries
     and wages                                    (247,036)       167,953        45,100
   Increase (decrease) in other liabilities
     and accrued expenses                           60,554       (232,301)      192,896
                                                ------------  ------------   ----------
           Total Adjustments                     1,059,641       (323,403)      610,535
                                                ------------  ------------   ----------
Net cash provided by operating activities        2,003,882      2,185,605       984,760
                                                ------------  ------------   ----------
Cash flows from investing activities:
 Acquisition of property, plant and equipment   (6,371,819)    (1,540,952)   (1,374,411)
 Proceeds from sales of plant and equipment          -             11,680         1,800
                                                ------------  ------------   ----------
Net cash (used) by investing activities         (6,371,819)    (1,529,272)   (1,372,611)
                                                ------------  ------------   ----------
Cash flow from financing activities:
 Proceeds from long-term bank note               4,180,957        148,380       900,000
 Principal payments of long-term debt             (812,176)      (874,455)     (795,038)
                                                ------------  ------------   ----------
Net cash provided (used) by financing activities 3,368,781       (726,075)      104,962
                                                ------------  ------------   ----------
Net (decrease) in cash and cash equivalents       (999,156)       (69,742)     (282,889)
Cash and cash equivalents at beginning of year   1,833,989      1,903,731     2,186,620
                                                ------------  ------------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR        $  834,833     $1,833,989    $1,903,731
                                                ============  ============   ==========

See independent auditors' report and notes to financial statements.

                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

    Accounting period - The Company's fiscal year is the 52 or 53 period ending the Saturday nearest to December 31. Fiscal years 1995, 1994 and 1993, ended on December 30, 1995, December 31, 1994 and January 1, 1994, respectively. The fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994 all consisted of 52 weeks.

    Statement of cash flows - For the purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased.

    Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Costs elements included in work in process and finished goods inventories are raw materials, direct labor and manufacturing overhead. Market is considered to be net realizable value.

    Property, plant and equipment - Property, plant and equipment are stated at cost.

    Depreciation and amortization of the property accounts are provided over the estimated useful lives of the assets. For financial reporting purposes, depreciation on plant and equipment is provided primarily at straight-line rates. For income tax purposes, depreciation has been provided at straight-line rates for all property, plant and equipment acquired prior to 1981 and the accelerated and modified accelerated cost recovery system for property assets acquired subsequent to December 31, 1980. The estimated useful lives used for computing depreciation for financial reporting purposes are generally:

        Buildings and improvements      5 - 45 years
        Plant machinery and equipment   5 - 17 years
        Office equipment                5 - 10 years
        Automotive equipment            3 -  5 years

    Earnings per share - Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the respective periods.

    Use of Estimates in Preparing Financial Statements - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994

NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE

    The Company is engaged in twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

    With respect to its operations, the Company's products and its services for others on a commission basis, are sold and/or performed for customers primarily located in the territorial limits of the United States. The Company did have sales to customers in Mexico during the three fiscal years ended December 30, 1995, which amounted to 0.5% in 1995 and 2.6% in 1994, and less than 1% for 1993. Additionally, sales to customers in Canada in 1995 and 1994 aggregated 1.2% and 1%, respectively. Other than sales to Mexico and Canada, as discussed above, the Company had no other sales in foreign markets during the three year period ended December 30, 1995. For the three year period ended December 30, 1995, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

    In connection with sales to major customers, two customers' net sales for 1995 accounted for 10.9% and 10.3%, of net sales respectively. In 1994, the customer who accounted for the largest sales in 1995, accounted for 12.9% of net sales and one other customer accounted for 10.9%. No customer accounted for 10% or more than 10% of net sales in 1993. For the purpose of this determination, sales to groups of companies under common control have been combined and accounted for as sales to individual companies. The amounts and percentages of sales to the two customers in 1995 are as follows:

                         Percentage of
                Amount     Net Sales
1995
----
Customer 1    $3,706,000     10.9%
Customer 2     3,534,000     10.3%


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise the following:

                              December 30,  December 31,
                                 1995          1994
                              ------------  ------------
Cash                         $   49,259    $    5,162
Commercial money market
 investment in bank             785,574     1,818,064
Matured funds on deposit with
 factor                            -           10,763
                            ------------  ------------
                             $  834,833    $1,833,989

                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable comprise the following:

                              December 30,  December 31,
                                 1995          1994
                              ------------  ------------
Account current - factor
  Due from factor on regular
  factoring account            $2,808,790    $3,063,406
Non-factored accounts
  receivable                      165,311       228,750
                              ------------  ------------
     Total                     $2,974,101    $3,292,156
                              ============  ============

    Pursuant to a factoring agreement, the Company sells substantial portions of its accounts receivable to a commercial factor without recourse, up to maximum credit limits established by the factor for individual accounts. Amounts invoiced to customers on accounts receivable factored in excess of the established maximum credit limits are sold to the factor with recourse in the event of nonpayment by customers.

    The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the average maturity of the receivables sold (as defined), it is required to pay interest to the factor on these advances. In connection with such advances from its factor, the Company incurred interest costs of only $4,590 in 1995 for the four month period of the advances. The Company incurred no interest costs during the two previous years, inasmuch as it borrowed no funds from its factor during those years.

    The Company's factor is collateralized by the accounts receivable sold to the factor. No interest in inventory, other than returned goods, has been granted to the factor under the factoring contract.

    The following represents a summary of advances on receivables received from the Company's factor prior to the average maturity of the receivables for the year ended December 30, 1995:

         Balance at end of year                 $    1,932
         Maximum outstanding at any month end      440,902
         Average amount outstanding during
             the year                               52,496
         Weighted average interest rate               9.2%


                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994

NOTE 5 - INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and are summarized as follows:

                              December 30,  December 31,
                                 1995          1994
                              ------------  ------------

Finished and in process        $1,918,400    $1,940,711
Raw materials                     447,691       490,096
Dyes and chemicals                378,528       318,289
Other                             125,320       175,098
                              ------------  ------------
   Total                       $2,869,939    $2,924,194

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

    Major classifications of property, plant and equipment are as follows:

                                December 30,           December 31,
                                   1995                   1994
                           -------------------       -------------------
                                   Accumulated               Accumulated
                            Cost   Depreciation       Cost   Depreciation
                       ----------  ---------     ----------   ---------

Land                   $   78,032  $    -        $   78,032   $    -
Land improvements         136,504     71,053         69,944      69,944
Buildings and
  improvements          6,141,537  3,735,393      5,064,146   3,601,527
Plant machinery and
  equipment            18,042,785  7,761,106     12,423,538   7,170,771
Office equipment          670,658    379,893        595,557     296,538
Automotive equipment      117,355    111,796        117,355     106,170
Deposits on acquisition
   of property assets        -           -          703,830        -
                       ----------  ---------     ----------   ---------
     Total            $25,186,871 $12,059,241   $19,052,402  $11,244,950
                      =========== ===========   ===========  ===========


NOTE 7 - LONG-TERM DEBT

Long-Term Debt is comprised of:
                                    December 30,  December 31,
                                       1995          1994
                                    -----------  ------------
Note payable to bank (a)            $   429,608   $1,063,868
Note payable to bank (b)                420,733      598,649
Advance on note payable to bank (c)   4,329,337      148,380
                                    -----------  ------------
       Total                          5,179,678    1,810,897
       Less:  Current maturities        215,990      816,121
                                    -----------  ------------
Long-Term Debt                       $4,963,688  $   994,776
                                    ===========  ============

                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994

NOTE 7 - LONG-TERM DEBT (Continued)

    (a) Pursuant to a promissory note, loan agreement and security agreement dated June 27, 1990, the loan payable to the bank is secured by a first lien deed of trust on all real property and a first lien deed of trust and security interest on all machinery, equipment, and personal property of the Company, excluding inventory and accounts receivable. Interest on the note accrues at the bank's prime rate plus one-half percent. Principal and interest payments aggregate $58,950 per month.

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

    (b) On June 26, 1992, the Company received a loan commitment and agreement from First Union National Bank for a term loan of $900,000, and pursuant thereto drew the $900,000 on March 23, 1993. The loan is secured by a first lien position on the purchase of twisting and texturing equipment and a second lien position on existing machinery and equipment, plus all additions and accessions now owned by borrower or hereafter acquired and all proceeds of the foregoing. Interest on this loan accrues and is payable at the bank's prime rate plus one-half percent, with the rate of interest to be subject to an absolute interest cap of 10.88% per annum until final maturity of the note. Principal and interest payments aggregate $18,900 per month.

    (c) In September 1994, and during 1995 and early 1996, the Company received loan commitments from its bank to consolidate existing loans and new borrowings into one new note obligation of up to $6,000,000 to finance the acquisition by the Company of new machinery and equipment and to fund Letters of Credit issued in connection with such acquisition. Among other things, covenants include a debt service coverage ratio, a limit on annual property asset acquisitions exclusive of property to be acquired with the loan proceeds under this new loan agreement, the retirement or acquisition of the Company's capital stock in excess of a stated amount, the maintenance of a minimum tangible net worth which shall increase by a stated amount annually, a minimum quick ratio, and a maximum debt to tangible net worth ratio.

    Additionally, this new loan will term out and refinance the two existing term loans discussed under 7(a) and 7(b) above, and, accordingly, all term obligations are to be consolidated into this one $6,000,000 obligation.
This new loan is to be secured by (1) a first Deed of Trust on the property and buildings located at the Company's manufacturing sites in North Carolina,
(2) a first lien position on the new equipment and machinery installed at these manufacturing sites and (3) a first lien position on the existing machinery and equipment located at the Company's manufacturing sites.

                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994


NOTE 7 - LONG-TERM DEBT (Continued)

    Under this new loan agreement, interest only shall be payable monthly until February 1998. Thereafter, principal maturities will be payable in the amount of $62,500 per month for ninety-six consecutive months plus interest at the fixed rate of 8.06%. In order to effect this fixed interest rate, the bank will convert its interest rate cap into a fixed rate loan by entering into a fixed rate hedge contract with the Company. Under this fixed rate hedge contract, the Company will pay the bank 8.06% for the term of the contract. In return, the bank will pay the Company LIBOR plus 2.0%. The floating rate (LIBOR plus 1.9%) that the Company will pay the bank will be equal to the floating rate that the bank's capital markets will pay to the Company. Whether LIBOR rates rise or fall over the life of the loan agreement, the Company will continue to pay the bank a fixed rate of 8.06% for the life of the contract, thereby creating a fixed rate loan.

    The annual principal maturities of the long-term debt at December 30, 1995 are as follows:

Current portion                         $  215,990
1997                   $     -
1998                      687,500
1999                      750,000
2000                      750,000
Thereafter              2,776,188        4,963,688
                       ----------       ----------
                                        $5,179,678
                                        ==========


NOTE 8 - OTHER LIABILITIES AND ACCRUED EXPENSES

Other liabilities and accrued expenses consist of the following:

                                            December 30,  December 31,
                                               1995          1994
                                           -----------  ------------
Employee health insurance claims accrued   $   11,920   $    49,157
Payroll taxes payable                          39,971        48,461
Utilities payable                              80,768        76,042
Accrued interest                               31,918         7,699
Deferred credit                                93,940           -
Other                                          64,535        81,139
                                           -----------  ------------
                                             $323,052      $262,498
                                           ===========  ============

                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994



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

    The Company has not restated prior period financial statements because the effects of adopting Statement No. 109 on operations and cash flows are not material. The items which comprise deferred tax assets and liabilities at December 30, 1995, are as follows:

                                          Deferred Tax      Deferred Tax
                                             Assets         Liabilities
                                          ------------      ------------
Accelerated depreciation                  $    -            $1,405,700
Alternative minimum tax paid                 573,400              -
Inventory capitalization for tax purposes      6,200              -
                                          ------------      ------------
                                          $  579,600        $1,405,700
                                          ============      ============
Provision for income taxes consist of:

                                                 Year Ended
                                   --------------------------------------
                                   December 30,  December 31,  January 1,
                                      1995          1994          1994
                                      ----          ----          ----
Current
 Federal                            $120,978      $674,100      $264,700
 State                                88,432       168,400          -
Deferred                               2,800        24,300        51,300
                                    --------      --------      --------
  Provision for Income Taxes        $212,210      $866,800      $316,000
                                    ========      ========      ========

                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994



NOTE 9 - INCOME TAXES (Continued)

    The provisions for income taxes for the years ended December 30, 1995 and December 31, 1994, were impacted by the 1995 adjustments of alternative minimum taxes and overaccrual of Federal income taxes, and the 1994 tax provision was affected by reduction in the valuation allowance on deferred tax assets provided in the 1993 fiscal year. The following represents an analysis of the tax provisions for 1995 and 1994:

                                                 Year Ended
                                         --------------------------
                                         December 30,  December 31,
                                            1995          1994
                                            ----          ----
Federal income taxes                      $355,210    $1,057,900
State income taxes                          91,219       264,300
                                          --------    ----------
     Total                                 446,429     1,322,200

Less:  Overaccrual of 1994 income taxes
         and adjustment of alternative
         minimum taxes                     234,219         -

       Overaccrual of 1993 valuation
         allowance on deferred tax assets      -         455,400
                                          --------    ----------
       Provision for income taxes         $212,210    $  866,800
                                          ========    ==========

For 1995, the provision for income taxes of $446,429 would represent a tax provision of 38.6% rather than 18.4%. Earnings per share would be reduced by $.08 per share to $.26 rather than the $.34 shown in the statement of income.

For 1994, the provision for income taxes of $1,322,200 would represent a tax provision of 39.2% rather than 25.7%.

                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994



NOTE 9 - INCOME TAXES (Continued)

    The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:


                                                 Year Ended
                                   --------------------------------------
                                   December 30,  December 31,  January 1,
                                      1995          1994          1994
                                      ----          ----          ----
Income before income taxes          $1,156,451    $3,375,808    $690,225
Federal income tax rate                    34%           34%         34%
                                    ----------    ----------    --------
Computed taxes at maximum
  statutory income tax rate            393,193     1,147,775     234,677
Increase (reduction) in taxes
  resulting from:
   Tax effect of non-deductible
    loss on disposal of property
    assets (fully depreciated
    for tax purposes)                    -             -          66,253
   State income taxes, net of
    Federal income tax benefit          60,205       174,425      33,858
   Adjustment for deferred
    income taxes                         -             -         (31,000)
   Tax effect of non-allowable
    items and timing differences         -             -          12,965
   Alternative minimum tax adjustment (174,883)        -             -
   Overaccrual of prior year
    income taxes                       (59,336)        -             -
   Other                                (6,969)        -            (753)
   Overaccrual of prior year
    valuation allowance on
    deferred tax assets                  -          (455,400)        -
                                    ----------    ----------    --------
       Provision for Income Taxes   $  212,210    $  866,800    $316,000
                                    ==========    ==========    ========

                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994


NOTE 10 -  STATEMENTS OF CASH FLOWS

    FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest was $257,533 in 1995 $159,750 in 1994 and $182,458 in 1993. Cash
paid for income taxes aggregated $1,080,668 in 1995 and $522,466 in 1994. There were no income taxes paid in 1993.

NOTE 11 -  RENTAL EXPENSES AND LEASE COMMITMENTS

    Rental expenses under all lease commitments for the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994 aggregated $46,153, $34,159 and $28,626, respectively. Minimum lease commitments under terms of all noncancellable leases, which consist only of leased equipment, are as follows as of December 30, 1995:

1996            $  40,249
1997               36,277
1998               22,391
1999                5,334
                ---------

NOTE 12 -  QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands of dollars except for per share amounts)

                                                     Quarter
                                First      Second      Third      Fourth
1995
Net sales                      $9,545      $8,586     $7,385      $8,632
Cost of sales                   8,364       7,488      7,127       7,687
Gross profit                    1,181       1,098        258         945
Net income (loss)                 396         369       (173)        352
Net income (loss) per
 common share                 $  0.14     $  0.14   ($  0.06)    $  0.12

1994
Net sales                      $8,787      $9,075     $9,521       $8,811
Cost of sales                   7,572       7,779      8,198        7,379
Gross profit                    1,215       1,296      1,323        1,432
Net income                        465         889        524          631
Net income per
 common share                 $  0.17     $  0.32    $  0.19      $  0.24

1993
Net sales                      $6,386      $6,609     $6,581       $7,259
Cost of sales                   5,729       6,051      6,086        6,425
Gross profit                      657         558        495          834
Net income                        117          65         64          128
Net income per
 common share                 $  0.04     $  0.03    $  0.02      $  0.05

                   BURKE MILLS, INC.

             NOTES TO FINANCIAL STATEMENTS

        DECEMBER 30, 1995 AND DECEMBER 31, 1994


NOTE 13 -  EMPLOYEE BENEFIT PLAN

    The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust which has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. The Company has made provision in the accompanying financial statements for matching contributions of $94,176, $303,504 and $50,000 for 1995, 1994 and 1993,
respectively.

NOTE 14 -  CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments, matured funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 25th to the 30th of the following month, at which time the amount due to the Company by the factor is transferred to matured funds on deposit with factor. At December 30, 1995, the Company had $2,808,790 due from its factor. The Company utilizes its matured funds on a continuous basis to replenish its cash in bank for the payments of materials, labor and overhead. From time to time, the Company places its temporary cash investments with its bank in short-term certificates. At December 30, 1995, the Company had a $785,574 short term commercial money market investment in its bank.

NOTE 15 -  OTHER COMMITMENTS

    The Company was committed under outstanding letters of credit at December 30, 1995 in the aggregate amount of $203,229, due in March 1996.

    Additionally, the Company had a signed contract to acquire during 1996, i2 Technologies for software in the amount of $240,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in nor disagreements with accountants on accounting and financial disclosure during the Company's two most recent fiscal years or during any subsequent interim period. The current accounting firm for the Company, Cole, Samsel & Bernstein LLC of New York, New York, has served as accountant for the Company during the last two most recent fiscal years.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The current members of the Board of Directors of the Company were elected at the annual meeting of shareholders of the Company on May 16, 1995 and will serve until the next annual or substitute annual meeting of shareholders. They are:



        Name
(Age)(Year lst Elected)         Principal Occupation

Humayun N. Shaikh               Chairman of the Company
(53)      (1978)

Richard F. Whisenant            President of the Company
(58)      (1979)

Robert E. Bell, Jr.             President, Hickory Industries,
(53)      (1993)                Inc.

Robert P. Huntley               Chairman, Secretary and
(58)      (1993)                Treasurer, Timberidge Lumber
                                Company

Ahmed H. Shaikh                 CEO, Nafees Cotton Mills, Ltd.
(27)      (1994)

     "Direct" ownership means ownership as record owner.
"Indirect" ownership means beneficial ownership other than as record owner.

     Mr. Humayun Shaikh serves as a director of Nafees Cotton Mills, Ltd (engaged in synthetic yarn spinning) of Lahore, Pakistan, and has so served for more than the past five years. Until 1994 he was a director of Colony Textile Mills, Ltd. (engaged in spinning and weaving of yarn and dyeing and printing of fabric) and of National Security Insurance Co., Ltd. (engaged in the writing of property and casualty insurance) both of Karachi, Pakistan, and so served for more than the five years prior to 1994. Mr. Shaikh devotes approximately half of his time to the management of the Company. Mr. Shaikh served as President of the Company from January 1981 until May 1992, when he became Chairman.

     Mr. Whisenant, prior to becoming President of the Company in May 1992, served as Executive Vice President from January 1981 until May 1992 and as Vice President of Manufacturing from 1978 to 1981. Prior to that time Mr. Whisenant served as plant manager and manufacturing manager of the knit division of the Company.

     Mr. Bell has been President of Hickory Industries, Inc., Hickory, North Carolina, since 1987. Hickory Industries, Inc. is a narrow fabric manufacturer (draw cords, shoe laces, etc.) and shoe care products. Mr. Bell is licensed as a certified public accountant and a certified management accountant.

     Mr. Huntley was Executive Vice President of Newton Transportation Company, Inc., Lenoir, North Carolina, from 1986 until March 31, 1996. Newton Transportation Company, Inc. is a long haul new furniture carrier. Mr. Huntley also serves as Chairman, Secretary and Treasurer of Timberidge Lumber Company, a supplier of hardwood lumber to the furniture industry. He also has business interests in other areas including real estate, fabric and furniture. Mr. Huntley is licensed as a certified public accountant.

     Mr. Ahmed Shaikh graduated from Brown University with a Bachelor of Arts degree in Economics in May 1991. While in college, Mr. Shaikh worked during the summer at Nafees Cotton Mills and at the Company. Upon his graduation in 1991, he worked during the summer of 1991 at the Company. From September 1991 to September 1992, Mr. Shaikh was employed by Colony Textile Mills, Ltd. in Karachi, Pakistan, in a management position. Since 1992 Mr. Shaikh has been employed by Nafees Cotton Mills, Ltd. in a management position, and on October 1, 1994 he became Chief Executive Officer of this company. Mr. Shaikh is the son of Humayun Shaikh, Chairman of the Board of the Company.

     All executive officers of the Company are serving until the annual or substitute annual meeting of directors and until their successors have been duly elected and qualified. The current officers of the Company, in addition to Humayun N. Shaikh and Richard F. Whisenant, are as follows:

     S. Scott Womack (age 42) is Vice President-Finance and
Treasurer of the Company, having assumed that office in September
1994. Prior to that time, Mr. Womack was Vice President of Finance at Tanner Industries, Inc., Rutherfordton, North Carolina, from
1992 to May 1994. From 1989 to 1992, Mr. Womack served as corporate comptroller for Tanner Industries, Inc.

     Richard Byers (age 56) is Vice President-Sales of the Company, having assumed that office in December 1978. Mr. Byers served as production control manager of the Company from 1968 to December
1978.

     Maggie Simmons-Hughes (age 56) is Vice President-Human
Resources of the Company, having assumed that office in May 1991.
Ms. Hughes served as personnel manager of the Company from 1980 to May 1991.

     Robert W. Downs (age 44) is Vice President-Operations having assumed that office in 1995. Mr. Downs was first employed by the Company as General Manager in 1994. From 1989 to 1994, Mr. Downs was General Manager of the thread division at Dixie Yarns Company.

     Pender R. McElroy (age 55) is Secretary of the Company, having assumed that office in April 1981. Mr. McElroy is a member of the law firm of James, McElroy & Diehl, P.A., Charlotte, North
Carolina, legal counsel for the Company.

     Michael B. Smith (age 39) is Assistant Secretary of the
Company, having assumed that office in May 1985. Mr. Smith has been employed by the Company as a cost accountant since 1978.

ITEM 11.  EXECUTIVE COMPENSATION

     All plan and non-plan compensation awarded to, earned by, or paid to the chief executive officer, Humayun N. Shaikh, and to Richard F. Whisenant, for the past three fiscal years is shown in the following table:

                         SUMMARY COMPENSATION TABLE

                             Annual Compensation


                                            Other Annual   All Other
      Name and               Salary   Bonus Compensation  Compensation
 Principal Position   Year     ($)     ($)      ($)           ($)
----------------------------------------------------------------------
Humayun N. Shaikh     1993  $ 84,000    0        0             0
Chairman              1994  $150,000    0        0             0
                      1995  $150,000    0        0             0

Richard F. Whisenant  1993  $109,333    0        0            2,112
President             1994  $115,000    0        0          $12,692
                      1995  $115,609    0        0            3,173
                                                            -------


     There is no executive officer of the Company whose total annual salary and bonus during each of the last three fiscal years exceeded $100,000, except for Humayun N. Shaikh and Richard F. Whisenant. Annual compensation exceeded that figure during the last two fiscal years for Mr. Shaikh and the last three fiscal years for Mr. Whisenant.

     The Company has no long-term compensation arrangements with its executive officers.

     For the last three fiscal years, the Company has paid Nafees
Cotton Mills, Ltd. $18,000 annually toward the expense of maintaining and operating an office for the Company in Pakistan.
Mr. Humayun N. Shaikh is a director of Nafees Cotton Mills, Ltd.

     The Company made matching contributions to its Savings and Retirement Plan and Trust (401(k) Plan) during each of the last three fiscal years. As a participant in that plan, Mr. Whisenant's account was allocated a portion of each such contribution. Those amounts are shown under "All Other Compensation" in the Summary Compensation Table.

     Directors who are employed by the Company are not compensated for services as directors. Directors not employed by the Company receive $500 for each board meeting or committee meeting attended. Mr. Humayun Shaikh receives reimbursement for actual travel expenses incurred while travelling for the Company.

     The policy of the board of directors for compensation of the Chief Executive Officer and the executive officers has been and is to compensate those officers at a level as close to what the board believes is competitive in the industry for companies of comparable size and geographic location (the piedmont area of North and South Carolina). The board does not tie company performance to the level of compensation of the Chief Executive Officer or the other executive officers.

       Humayun N. Shaikh         Richard F. Whisenant

       Robert E. Bell, Jr.       Robert P. Huntley

                      Ahmed H. Shaikh

     The graph which follows compares the yearly percentage change in the Company's cumulative shareholder return on its common stock with the cumulative total return of (a) all United States companies traded on the NASDAQ stock market and (b) 34 companies traded on the NASDAQ stock market which carry NASDAQ Standard Industrial Classification (SIC) Code 22, being companies producing textile mill products (which is an index published by the Center for Research in Security Prices of the University of Chicago Graduate School of Business, Chicago, Illinois.) A list of the 34 companies will be provided to any shareholder upon written request.

     [Explanation of graph for purposes of electronic filing with the Securities and Exchange Commission. Original graph not filed electronically.]

     The performance graph shows dollar figures from $0 through $1,000 along the left side of the graph. Along the base of the graph, the starting point is December 31, 1990, and the graph is divided into five main segments, each representing the years from 1990 through 1995, and each of the five segments is divided into 12 sections representing the twelve months of the year. There are four lines on the graph:

(1) One line is a level undeviated line over the five-year period which begins and ends at the $100 level.

(2) There is a solid line showing the total returns index for Burke Mills, Inc.

(3) A broken line showing the total returns index for all the U.S. companies on the NASDAQ stock market.

(4)  Another broken line showing the total returns index for 34
     NASDAQ stocks carrying the NASDAQ standard industrial classification code 22.

The legend on the graph indicates as follows:

                                        Legend
CRSP Total Returns
Index for:         12/31/90  12/31/91 12/31/92  12/31/93  12/30/94  12/29/95
------------------ --------  -------- --------  --------  --------  --------
Burke Mills, Inc.   100.0     116.7    116.7     183.3     500.0     416.7

NASDAQ Stock Market
(U.S. Companies)    100.0     160.5    186.9     214.5     209.7     296.5

NASDAQ Stocks
(SIC 2200-2299 U.S.
Companies)
Textile mill
products            100.0     124.1    145.0     207.5     138.4     163.7


     No officer or director of the Company was granted, exercised or realized any stock appreciation rights, options, or warrants during the fiscal year ended December 30, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security ownership of certain beneficial owners. As of February 23, 1996 the following persons are the only persons known to the Company to be the beneficial owners of more than five percent of the common stock of the Company (the only voting securities of the Company):

Title of    Name and Address of    Amount and Nature of     Percent
 Class       Beneficial Owner      Beneficial Ownership    of Class
--------    -------------------    --------------------    --------

Common       Naseus, Inc.             1,443,329 shares       52.7%
Stock        Flat 72, Building 383      (Direct)
             Road 1912
             Manama Town 319, Bahrain

Common      Humayun N. Shaikh         1,443,329 shares       52.7%
Stock        Nafees Cotton Mills, Ltd.  (Indirect)
            Ismail Aiwan-i-Science
            Shahrah-i-Jalaluddin Roomi
            Lahore - 54600, Pakistan

Common      Khalid A. H. Al Sagar       721,664 shares       26.3%
Stock       Flat 72, Building 383       (Indirect)
            Road 1912
            Manama Town 319, Bahrain
            United Arab Emirates

Common      Hickory Industries, Inc.    270,000 shares        9.85%
Stock       Box 429                     (Direct)
            Hickory, N.C. 28603

Common      Robert E. Bell, Jr.         270,000 shares        9.85%
Stock       Hickory Industries, Inc.    (Indirect)
            Box 429
            Hickory, N.C. 28603


     The shares beneficially owned by Humayun N. Shaikh are shares owned of record by Naseus, Inc. Naseus, Inc., a Panamanian corporation, holds 1,443,329 shares of the Company's stock as nominee for Khalid A. H. Al Sagar. Mr. Al Sagar has sole investment power as to 721,664 shares of the stock of the Company owned by Naseus, Inc. Humayun N. Shaikh, who is chairman and a director of the Company, holds the sole voting power as to the stock of the Company owned by Naseus, Inc. and investment power as to 721,665 shares of the stock of the Company owned by the Naseus, Inc. Naseus, Inc. is a holding company for business interests and does not conduct any active operations.

     Robert E. Bell, Jr. is the president, director and sole shareholder of Hickory Industries, Inc. Hickory Industries, Inc.
directly owns of record 270,000 shares of the stock of the Company.

     The Company is informed and believes that as of February 23, 1996 Cede & Co. held 687,157 shares of the Company (25.1%) as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004, that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership thereof, and that such shares are held for the account of numerous other persons, no one of whom is believed to beneficially own five percent or more of the common stock of the Company.

     (b) Security ownership of management. As of February 23, 1996, the common stock of the Company (the only class of equity securities of the Company) beneficially owned by the directors, the chief executive officer, Humayun N. Shaikh, by the four most highly compensated executive officers other than Mr. Shaikh, and by all officers and director nominees as a group is as follows:

                                   Amount (Shares)
                                    and Nature of          Percent
Name/Group                      Beneficial Ownership       of Class

Humayun N. Shaikh                     1,443,329             52.7%
Chairman and Director                  Indirect

Richard F. Whisenant                      4,668              0.17%
President and Director                   Direct

Robert E. Bell, Jr.                     270,000              9.9%
Director                               Indirect

Robert P. Huntley                       120,000              4.4%
Director                                 Direct

Ahmed H. Shaikh                               0              0.0%
Director

S. Scott Womack
Vice President-Finance                        0              0.00%

Richard F. Byers                          6,000              0.20%
Vice President-Sales                       Direct

Robert W. Downs                               0              0.00%
Vice President-Operations

All officers and directors            1,844,597             67.3%
as a group (8 persons)              (Direct and
                                        Indirect)


(c)  Changes in control.  No report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a)   Transactions with management and others.  No report.

     (b)   Certain business relationships.  No report.

     (c)  Indebtedness of management.

     Humayun N. Shaikh, Chairman of the Company, was indebted to the Company for a period of time during the Company's last fiscal year. The largest aggregate amount of indebtedness by Mr. Shaikh to the Company outstanding at any time since the beginning of the last fiscal year of the Company was $108,123.00. The nature of the indebtedness was advances by the Company to Mr. Shaikh to cover traveling and other expenses. These amounts were advanced against Mr. Shaikh's accrued salary and expense reimbursement, and through oversight the total of the advances reached a point in excess of the accruals due Mr. Shaikh. No interest was charged to Mr. Shaikh. Mr. Shaikh is not indebted to the Company as of March 15, 1996. Because of the oversight, Mr. Shaikh has determined that he will not be receiving advances against accrued salary and expenses from the Company in the future.

     (d) Transactions with promoters.  No report.

                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report.

     (a)1.  Report of Independent Certified Public Accountants.

     The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II
Item 8, are listed below:

           Auditors' report

           Balance sheets
              December 30, 1995
              December 31, 1994

          Statements of operations
              Year ended December 30, 1995
              Year ended December 31, 1994
              Year ended January 1, 1994

           Statements of changes in shareholders' equity
              Year ended December 30, 1995
              Year ended December 31, 1994
              Year ended January 1, 1994

          Statements of cash flows
              Year ended December 30, 1995
              Year ended December 31, 1994
              Year ended January 1, 1994

          Notes to financial statements

     (a)2. The financial statement schedules required to be filed by Item 8 of this form and by paragraph (d) of Item 14 are included in Part IV of this report and are as follows:

     Schedule II - Valuation and qualifying accounts
                       Year ended December 30, 1995
                       Year ended December 31, 1994
                       Year ended January 1, 1994


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

     (c)  See sub-Item (a)3 above.

     (d)  See sub-Item (a)2 above.

                              SCHEDULE II

                   VALUATION AND QUALIFYING ACCOUNTS

              FOR THE THREE YEARS ENDED DECEMBER 30, 1995


Column A          Column B        Column C        Column D        Column E
                 Balance at                                      Balance at
                beginning of                                       end of
Description       period         Additions       Deductions        period
-----------     ------------     ---------       ----------      ----------
Valuation Allowance on
Deferred Income Tax Assets:

Year Ended December 30, 1995  $    -    $    -      $    -       $    -

Year Ended December 31, 1994   623,309       -       623,309(a)       -

Year Ended January 1, 1994         -     623,309(b)      -        623,309



a. For the year ended December 31, 1994, $167,909 of the valuation allowance was utilized in the realization of the deferred tax assets provided for the year ended January 1, 1994. Inasmuch as no further valuation allowance was deemed necessary as of December 31, 1994, $455,400 has been credited to the provision for income taxes for the year ended December 31, 1994. Accordingly, the Company believes that its deferred tax assets as of December 31, 1994 will be realized and no valuation allowance is required as of December 31, 1994.

b. For the year ended January 1, 1994, the Company recorded deferred tax assets of $1,136,409 representing possible future realization of these deferred tax assets. In accordance with the provisions of FASB No. 109, a valuation allowance of $623,309 was deemed adequate for that portion of the deferred tax assets which might not be probable of realization.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 1996             BURKE MILLS, INC.



                                 By:  s/ Humayun N. Shaikh
                                     Humayun N. Shaikh, Chairman
                                     of the Board
                                     (Principal Executive Officer)



                                 By:  s/ S. Scott Womack
                                     S. Scott Womack
                                     Vice President-Finance
                                     and Treasurer
                                     (Principal Accounting Officer)
                                     (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 29, 1996              s/ Humayun N. Shaikh
                                 Humayun N. Shaikh, Director



Date: March 29, 1996              s/ Richard F. Whisenant
                                 Richard F. Whisenant, Director



Date: March 29, 1996              s/ Ahmed H. Shaikh
                                 Ahmed H. Shaikh, Director