Form 10-Q
period 1996-03-30
BURKE MILLS INC
filed 1996-05-14
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              Form 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996



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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 1996, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                        BURKE MILLS, INC.

                              INDEX

                                                                  Page Number

Part I - FINANCIAL INFORMATION

         Item I - Financial Statements

          Condensed Balance Sheets
           March 30, 1996 and December 30, 1995                        3

          Condensed Statements of Operations and Retained Earnings
           Thirteen Weeks Ended March 30, 1996 and April 1, 1995       4

          Statements of Cash Flows
           Thirteen Weeks Ended March 30, 1996 and April 1, 1995       5

          Notes to Condensed Financial Statements                      6

          Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 11


Part II - OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                   15
          Item 6(a) - Financial Data Schedule                         16

SIGNATURES                                                            17

                PART I - FINANCIAL INFORMATION

                        BURKE MILLS, INC.

                   CONDENSED BALANCE SHEETS


                                                    MARCH 30,   DECEMBER 30,
                                                      1996          1995
                                                  -----------   ------------
                                                   (Unaudited)    (Note A)
ASSETS

Current Assets
  Cash and cash equivalents                       $   310,658    $   834,833
  Accounts receivable                               3,932,224      2,974,101
  Inventories                                       3,169,984      2,869,939
  Prepaid expenses and other current assets           210,142         92,667
  Prepaid and refundable income taxes                 529,935        289,846
  Deferred income taxes                               556,900        579,600
                                                  -----------   ------------
     Total Current Assets                           8,709,843      7,640,986

Property, Plant and Equipment - at cost            25,884,180     25,186,871
  Less:  Accumulated depreciation                  12,420,066     12,059,241
                                                  -----------   ------------
          Property, Plant and Equipment - Net      13,464,114     13,127,630
                                                  -----------   ------------
                                                  $22,173,957    $20,768,616
                                                  ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt            $     -        $   215,990
  Accounts payable                                  2,771,573      1,508,476
  Accrued salaries, wages and vacation pay            166,278        123,637
  Other liabilities and accrued expenses              266,905        323,052
                                                  -----------   ------------
    Total Current Liabilities                       3,204,756      2,171,155

Long-Term Debt                                      5,184,507      4,963,688

Deferred Income Taxes                               1,597,100      1,405,700
                                                  -----------   ------------
      Total Liabilities                             9,986,363      8,540,543
                                                  -----------   ------------

Shareholders' Equity
  Common stock, no par value (stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding - 2,741,168 shares       1,809,171      1,809,171
  Paid-in capital                                   3,111,349      3,111,349
  Retained earnings                                 7,267,074      7,307,553
                                                  -----------   ------------
  Total Shareholders' Equity                       12,187,594     12,228,073
                                                  -----------   ------------
                                                  $22,173,957    $20,768,616
                                                  ===========   ============

Note A:	The December 30, 1995 Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

[FN]
                See notes to condensed financial statements.

                        BURKE MILLS, INC.

     CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (Unaudited)

                                                       Thirteen    Thirteen
                                                     Weeks Ended  Weeks Ended
                                                      March  30,   April 1,
                                                         1996        1995
                                                     -----------  -----------
Net Sales                                             $9,904,583   $9,544,971
                                                     -----------  -----------

Costs and Expenses
  Cost of sales                                        9,214,708    8,364,231
  Selling, general and administrative expenses           590,973      460,256
  Factor's charges                                        45,671       56,093
                                                     -----------  -----------
      Total Costs and Expenses                         9,851,352    8,880,580
                                                     -----------  -----------

Operating Earnings                                        53,231      664,391
                                                     -----------  -----------

Other Income
  Interest income                                          2,911       26,028
  Other, net                                               1,055        3,882
                                                     -----------  -----------
    Total                                                  3,966       29,910
                                                     -----------  -----------

Other Charges
  Interest expense                                       123,665       44,236
                                                     -----------  -----------

Income  (Loss)  Before Provision for Income Taxes        (66,468)     650,065

Provision for Income Taxes (Credit)                      (25,989)     254,300
                                                     -----------  -----------

Net Income  (Loss)                                       (40,479)     395,765

Retained Earnings at Beginning of Period               7,307,553    6,363,312
                                                     -----------  -----------

Retained Earnings at End of Period                    $7,267,074   $6,759,077
                                                     ===========  ===========

Earnings Per Share                                    $    (.02)   $     .14
                                                     ===========  ===========

Dividends Per Share of Common Stock                        None        None
                                                           ====        ====

Weighted Average Common Shares Outstanding             2,741,168    2,741,168
                                                     ===========  ===========

[FN]
                See notes to condensed financial statements.

                        BURKE MILLS, INC.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                            Thirteen     Thirteen
                                                           Weeks Ended  Weeks Ended
                                                            March  30,   April 1,
                                                               1996        1995
                                                           -----------  -----------
Cash flows from operating activities:
  Net income  (Loss)                                      $   (40,479) $  395,765
                                                           -----------  -----------
  Adjustments to reconcile net income (loss)  to net cash
   provided (used) by operating activities:
  Depreciation                                                362,293     283,873
  Provision for deferred income taxes                         214,100        -
  -Changes in assets and liabilities:
     (Increase) in accounts receivable                       (958,123)   (526,375)
     (Increase) decrease in inventories                      (300,045)    243,877
     (Increase) in prepaid expenses, and
        other current assets                                 (117,475)    (27,986)
     (Increase) in prepaid and refundable income taxes       (240,089)       -
     Increase in accounts payable                           1,263,097     940,152
     (Decrease) in income taxes payable                          -       (351,868)
     Increase in accrued salaries, wages and vacation pay      42,641      96,459
     (Decrease) in other liabilities and
      accrued expenses                                        (56,147)    (64,885)
                                                           -----------  -----------

         Total Adjustments                                    210,252     593,247
                                                           -----------  -----------

Net cash provided  by operating activities                    169,773     989,012
                                                           -----------  -----------

Cash flows from investing activities:
  Acquisition of property, plant and equipment               (698,777) (2,094,652)

Cash flows from financing activities:
  Increase in long-term bank note                             220,819   1,451,918
  Principal payments of long-term debt                       (215,990)   (196,940)

Net cash provided by financing activities                       4,829   1,254,978

Net increase (decrease) in cash and cash equivalents         (524,175)    149,338
Cash and cash equivalents at beginning of year                834,833   1,833,989

CASH AND CASH EQUIVALENTS AT END OF
  FIRST QUARTER                                           $   310,658  $1,983,327
                                                          ===========  ==========

                See notes to condensed financial statements.

                        BURKE MILLS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - UNAUDITED FINANCIAL INFORMATION

  a. The accompanying unaudited condensed balance sheet as of March 30, 1996 , and the related condensed statements of operations and retained earnings, and cash flows for the thirteen week periods ended March 30, 1996 and April 1, 1995, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of these financial statements have been included. Such adjustments consisted only of normal recurring items. Operating results for the thirteen weeks ended March 30, 1996 are not necessarily indicative of results that may be expected for the year ended December 28, 1996.

     The unaudited condensed financial statements and notes are presented as permitted by the instructions to Form 10-Q and Article 10 of Regulation SX and do not contain certain information included in the Company's annual financial statements and notes thereto. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Burke Mills, Inc. Annual Report which is incorporated by reference on Form 10-K.

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


NOTE 2 - STATEMENTS OF CASH FLOWS

	FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended March 30, 1996 and April
     1, 1995, was   $ 125,988  and $ 42,519 respectively.  Income taxes paid
     for the thirteen weeks ended April 1, 1995 aggregated $606,125. No income taxes were paid during the thirteen weeks ended March 30, 1996.

NOTE 3 - OPERATIONS OF THE COMPANY

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

                        BURKE MILLS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 4 - CASH AND CASH EQUIVALENTS

   Cash and cash equivalents comprise the following:

                                                  March 30,     December 30,
                                                    1996            1995
                                                ------------    ------------

Cash.........................................   $       464     $    49,259
Commercial money market investment in bank...           -           785,574
Matured funds on deposit with factor.........       310,194           -
                                                ------------    ------------
                                                $   310,658     $   834,833
                                                ============    ============

NOTE 5 - ACCOUNTS RECEIVABLE

   Accounts receivable are comprised of the following:

                                                   March 30,     December 30,
                                                     1996            1995
                                                 ------------    ------------
Account current - factor:
    Due from factor on regular factoring account. $3,571,592      $2,808,790
Non-factored accounts receivable.................    360,632         165,311
                                                 ------------    ------------
                                                  $3,932,224      $2,974,101
                                                 ============    ============

NOTE 6 - INVENTORIES

Inventories are summarized as follows:

                                                   March 30,     December 30,
                                                     1996            1995
                                                 ------------    ------------

Finished and in process.......................... $1,921,141      $1,918,400
Raw materials....................................    746,079         447,691
Dyes and chemicals...............................    376,497         378,528
Other............................................    126,267         125,320
                                                 ------------    ------------
                                                  $3,169,984      $2,869,939
                                                 ============    ============

                        BURKE MILLS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 7- LONG-TERM DEBT

      In September 1994, and during 1995 and early 1996, the Company received loan commitments from its bank to consolidate two existing loans and new borrowings into one new note obligation of up to $ 6,000,000 to finance the acquistion by the Company of new machinery and equipment and to fund Letters of Credit issued in connection with such acquistion. Among other things, covenants include a debt service coverage ratio, a limit on annual property asset acquistions exclusive of property to be acquired with the loan proceeds under this new loan agreement, the retirement or acqusition of the Company's capital stock in excess of a stated amount, the maintenance of a minimum tangible net worth which shall increase by a stated amount annually, a minimum quick ratio, and a maximum debt to tangible net worth ratio.

Additionally, this new loan will term out and refinance the two existing term loans , and accordingly, all term obligations are to be consolidated into this one $ 6,000,000 obligation. This new loan is to be secured by (1) a first Deed of Trust on the property and buildings located at the Company's manufacturing sites in North Carolina, (2) a first lien position on the new equipment and machinery installed at these manufacturing sites and (3) a first lien position on the existing machinery and equipment located at the Company's manufacturing sites.

Under the new loan agreement, interest only will be payable monthly until February 1998. Thereafter, principal maturities will be payable in the amount of $ 62,500 per month for ninety-six consecutive months plus interest at the fixed rate of 8.06%. in order to effect this fixed interest rate, the bank will convert its interest rate cap into a fixed rate loan by entering into a fixed rate hedge contract with the Company. Under this fixed rate hedge contract, the Company will pay the bank 8.06% for the term of the contract. In return, the bank will pay the Company LIBOR plus 2.0%. The floating rate (LIBOR plus 1.9%) that the Company will pay the bank will be equal to the floating rate that the bank's capital markets will pay to
the Company.  Whether   LIBOR RATES rise  or fall over the life of the loan
agreement, the Company will continue to pay the bank a fixed rate of 8.06% for the life of the contract, thereby creating a fixed rate loan.

                        BURKE MILLS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

     The annual principal maturities of the long-term debt at March 30, 1996 are as follows:

    Current portion                                            $      -
    1997/1998                                $  125,000
    1998/1999                                   750,000
    1999/2000                                   750,000
    2000/2001                                   750,000
    Thereafter                                2,809,507         5,184,507
                                             ----------        ----------
                                                               $5,184,507
                                                               ==========

NOTE 8- INCOME TAXES

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

     The items which comprise deferred tax assets and liabilities are as follows:

                                                  Deferred Tax   Deferred Tax
                                                     Assets       Liabilities
                                                  ------------   ------------
Accelerated depreciation                                          $1,597,100
Alternative minimum taxes paid                     $  554,200
Inventory capitalization for tax purposes               2,700
                                                  ------------   ------------
                                                   $  556,900     $1,597,100


                                                     Thirteen Weeks Ended
                                                     --------------------
                                                    March 30,      April 1,
                                                      1996           1995
                                                  ------------   ------------
Income taxes (credit)  consist of:
   State                                           $   (5,151)    $   50,400
   Federal                                           ( 20,838)       203,900
                                                  ------------   ------------
                                                   $ ( 25,989)    $  254,300
                                                   ===========   ============

                        BURKE MILLS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)




NOTE 9 - EMPLOYEE BENEFIT PLAN

     Effective January 1, 1985, the Company elected to become a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust which has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. The Company made provision in the accompanying financial statements for matching contributions of $49,641 for the fiscal
quarter ended  April 1, 1995.   There was no provision made for matching
contributions in the period ended March 30, 1996.


NOTE 10 - CONCENTRATIONS OF CREDIT  RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments, matured funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 25th to the 30th of the following month, at which time the amount due to the Company by the factor is transferred to matured funds on deposit with factor. From time to time, the Company places its temporary cash investments with its bank in short-term certificates . In addition to its matured funds of $ 310,194 as of March 30, 1996, the Company had $ 3,571,592 due from its factor which matured in April 1996 and was transferred to matured funds status. The company utilizes its matured funds on a continuous basis to replenish its cash in bank for the payment of materials, labor, and overhead.

NOTE 11 - EARNINGS PER SHARE

     Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended March 30, 1996 and April 1, 1995.

                        BURKE MILLS, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

1996 Compared to 1995
- - ---------------------

     The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                       RESULTS OF OPERATIONS

     The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                                     Thirteen Weeks Ended
                                                     --------------------
                                                    March 30,      April 1,
                                                      1996           1995
                                                  ------------   ------------
Net sales                                            100.0%         100.0%
Cost of sales                                         93.0           87.6
                                                  ------------   ------------
Gross profit                                           7.0           12.4
Selling, general, administrative
  and factoring charges                                6.4            5.4
                                                  ------------   ------------
Operating earnings                                     0.6            7.0
Interest expense                                       1.3            0.5
Other (income) - net                                    0            (0.3)
                                                  ------------   ------------
Income before income taxes (loss)                     (0.7)           6.8
Income taxes (credit)                                 (0.3)           2.7
                                                  ------------   ------------
Net income (loss)                                     (0.4%)          4.1%
                                                  ============   ============

                      THIRTEEN WEEKS ENDED MARCH 30, 1996
                 COMPARED TO THIRTEEN WEEKS ENDED APRIL 1, 1995

Net Sales
- - ---------

    Net sales for the thirteen weeks ended March 30, 1996 totaled $9,904,582 representing a 3.8% increase over the first quarter of 1995. The increase in revenues was due mainly to an increase in pounds of 3.2% compared to first quarter of 1995, increased yarn costs, and continued increase in full yarn sales verses commission dyeing.

COST OF SALES AND GROSS MARGIN
- - ------------------------------

     Cost of sales for the thirteen weeks ended March 30, 1996 increased by 10.2% with a corresponding sales increase of only 3.8%. The resulting impact on gross margins was to decline to 7.0% compared to 12.4% for the first quarter of 1995. Key factors contributing to the lower margins are changes in the product mix, increased operating costs, and above normal rework costs.

                        BURKE MILLS, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                           (CONTINUED)

Cost of Sales And Gross Margin (Continued)
- - ------------------------------

    The company has experienced over the past several quarters an increased demand for dyed set polyester and a decreased demand for dyed spun products. This shift toward increased set polyester is primarily due to the continuing cost pressures in the automotive and home upholstery sectors of the weaving industry. Set polyester is a commodity type product and therefore dictates lower selling prices and lower margins.

     Operating costs associated with the recent dyeing expansion increased expenses approximately $150,000 during the first quarter. This cost was not fully absorbed due to the expansion not operating at full capacity.

     As the company moved into 1996, we felt the majority of the problems with the new dyeing equipment were behind us and fully expected improved shipments and profits early in the first quarter. Unfortunately, several key technical issues were not resolved resulting in excessive redyes and delayed shipments out of the new dyeing equipment. During the first quarter we were successful in correcting some of the problems in our dyeing operation. However, some issues remain unresolved and will have a negative impact on profitability for the second quarter.

Selling, General and Administrative Expenses
- - --------------------------------------------

     Selling, general, administrative, and facoring expenses for the first quarter of 1996 increased by $ 120,295, or 23.3 %. The majority of this increase was due to expenses incurred for new information technology. These expenses will no longer be incurred after April of 1996. Selling, general and administrative expenses for the 1996 quarter represented 6.0% of net sales compared to 5.4% in 1995.

Factor Charges
- - --------------

     Factor's charges for the first quarter of 1996 decreased by $ 10,421, as compared to the first quarter of 1995. The decrease in factor's charges was caused by the effective rate charged by the factor decreasing from 1995 to 1996. The ratio of factored accounts versus nonfactored accounts for the first quarter of 1996, as compared to the similar quarter of 1995, remained approximately the same.

Interest Expense
- - ----------------

     Interest expense for the first quarter of 1996 increased by $ 79,429, as compared to 1995. Interest expense for 1996 and 1995 resulted from
interest on the Company's long-term debt.   The increased long-term debt was
a result of the 1995 dyeing expansion.

Interest Income
- - ---------------
     Interest income for the 1996 quarter decreased by $ 23,117 , as compared to the first quarter of 1995. The decrease was due to a decrease in funds available at the factor for investments.

                        BURKE MILLS, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                           (CONTINUED)

Income Before Provision for Income Taxes
- - ----------------------------------------

    For the thirteen week period ended March 30, 1996, income before provision for income taxes decreased by $ 716,533 as compared to the similar period of 1995.

    The decrease was primarily due to an 3.8 % increase in sales volume, offset, however, by a decreased gross profit percentage to 7.0 % in the 1996 period compared to 12.4% in the like period of 1995, as a result of changes in product mix, and to increases in net operating expenses in the 1996 fiscal quarter, resulting from non recurring expenses associated with the current expansion.

Provision for Income Taxes
- - --------------------------

    For the thirteen week periods ended March 30, 1996 and April 1, 1995, the Company made provision for income taxes of $ (25,989) and $254,300, respectively, based on the pre-tax income for the 1996 and 1995 periods of $ (66,468) and $650,065, respectively. Income taxes as a percentage of pre-tax income aggregated 39.1% for both the 1996 and 1995 periods.

Subsequent matters
- - ------------------

    Currently, the outlook for the remainder of 1996 is driven by a number of uncertainties, that could possibly have an impact on future operating results. The continuing pressures in the market for lower prices impacts the company's efforts to increase market share and generate target profit levels. The current economic forecast indicates moderate growth in durable goods for the remainder of 1996. This definitely impacts the company's efforts in both the automotive and home furnishings industries.

    However, the company remains optimistic that the majority of the technical issues relative to the new dyeing installation will be solved during the second quarter of 1996. This should enable the company to establish an increased market presence in the future.

Liquidity and Capital Resources
- - -------------------------------

    The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company has the right to borrow from the factor up to 90% of the face amount of each account sold to the factor. As of March 30, 1996, the Company had $ 3,881,786 due from its factor, of which amount $ 310,194 was in matured funds held by the factor, and a net amount of $ 3,571,592 consisted of amounts due from the factor on the regular factoring account, with maturity dates in April 1996.

                        BURKE MILLS, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                           (CONTINUED)

Liquidity and Capital Resources (Continued)
- - -------------------------------

   The company entered into a new loan agreement effective March 29, 1996 providing for a term loan of $6,000,00 and a working capital facility of $2,000,00. Under the provision on the loan agreement , the company may borrow up to $2,000,000 for seasonal working capital requirements using receivables due from factors as security.

   The Company's working capital at March 30, 1996 aggregated $ 5,505,087,
representing a working capital ratio of  2.7   to  1   compared with a
working capital of $ 5,469,831 at December 30, 1995 and a working capital ratio of 3.5 to 1.

   As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at March 30 , 1996:


   Cash, cash equivalents and receivables...............$  4,242,882
   Current liabilities..................................   3,204,756
                                                        -------------

   Excess of quick assets over current liabilities......$  1,038,126


   The Company believes that its cash, cash equivalents and receivables, and it's factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

   The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

   During the first quarter of 1996, the Company acquired and made deposits on new machinery and equipment of approximately $ 698,777 as set forth in the accompanying statement of cash flows. For the balance of 1996, the Company anticipates the acquisition of machinery and equipment of approximately $ 750,000, which together with the acquisitions and deposits on acquisitions incurred to March 30, 1996 will aggregate an anticipated acquisition of new machinery of $ 1,500,000 in 1996.

                  PART II - OTHER INFORMATION

                        BURKE MILLS, INC.






Item 6  - Exhibits and Reports on Form 8-K

	 (a)  Exhibits - Financial Data Schedule

	 (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended March 30, 1996.

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




                                            BURKE MILLS, INC.
                                            -----------------
                                              (Registrant)



Date:  May 13,1996          /S  Richard F. Whisenant
                                Richard F. Whisenant
                                    (President)


Date:  May 13,1996          /S    S. Scott Womack
                                  S. Scott Womack
                             Vice-President-Finance and
                                     Treasurer
                           (Principal Accounting Officer)
                           (Principal Financial Officer)