Form 10-Q
period 1996-06-29
BURKE MILLS INC
filed 1996-08-09
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996


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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 2, 1996, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                         BURKE MILLS, INC.
                               INDEX


                                                                  Page Number
                                                                  -----------

Part I - FINANCIAL INFORMATION

         Item I - Financial Statements

          Condensed Balance Sheets
           June 29, 1996 and December 30, 1995                         3

          Condensed Statements of Operations and Retained Earnings
           Thirteen Weeks Ended June 29, 1996 and July 1, 1995 and
           Twenty-Six Weeks Ended June 29, 1996 and July 1, 1995       4

          Statements of Cash Flows
           Twenty-Six Weeks Ended June 29, 1996 and July 1, 1995       5

          Notes to Condensed Financial Statements                      6


         Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 11


Part II - OTHER INFORMATION
          Item 6     - Exhibits and Reports on Form 8-K                19
          Item 6(a) -  Exhibit 27  -  Financial Data Schedule          20

SIGNATURES                                                             21

                  PART I - FINANCIAL INFORMATION

                         BURKE MILLS, INC.

                     CONDENSED BALANCE SHEETS


                                                    June 29,   December 30,
                                                      1996         1995
                                                    --------   ------------
                                                  (Unaudited)    (Note A)
ASSETS

Current Assets
 Cash and cash equivalents                       $       358    $   834,833
 Accounts receivable                               4,255,865      2,974,101
 Inventories                                       3,123,697      2,869,939
 Prepaid expenses and other current assets           314,877         92,667
 Prepaid and refundable income taxes                 386,474        289,846
 Deferred income taxes                               845,100        579,600
                                                 -----------    -----------
    Total Current Assets                           8,926,371      7,640,986
                                                 -----------    -----------

Property, Plant and Equipment - at cost           26,036,860     25,186,871
 Less:  Accumulated depreciation                  12,798,305     12,059,241
                                                 -----------    -----------
         Property, Plant and Equipment - Net      13,238,555     13,127,630
                                                 -----------    -----------
                                                 $22,164,926    $20,768,616
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt           $     -        $   215,990
  Accounts payable                                 1,692,269      1,508,476
  Accrued salaries, wages and vacation pay           177,415        123,637
  Other liabilities and accrued expenses             323,189        323,052
                                                 -----------    -----------
  Total Current Liabilities                        2,192,873      2,171,155

Long-Term Debt                                     6,000,000      4,963,688

Deferred Income Taxes                              1,758,500      1,405,700
                                                 -----------    -----------
    Total Liabilities                              9,951,373      8,540,543
                                                 -----------    -----------


Shareholders' Equity
  Common stock, no par value (stated value, $.66)
   Authorized - 5,000,000 shares
   Issued and outstanding - 2,741,168 shares       1,809,171      1,809,171
  Paid-in capital                                  3,111,349      3,111,349
                                                 -----------    -----------
  Retained earnings                                7,293,033      7,307,553
                                                 -----------    -----------
   Total Shareholders' Equity                     12,213,553     12,228,073
                                                 -----------    -----------

                                                 $22,164,926    $20,768,616
                                                 ===========    ===========


Note A:	The December 30, 1995 Condensed Balance Sheet has been derived from
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

                         BURKE MILLS, INC.

      CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (Unaudited)

                                      Thirteen     Thirteen    Twenty-Six   Twenty-Six
                                        Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                                          June 29,     July 1,      June 29,     July 1,
                                            1996        1995          1996        1995
                                        -----------  -----------  -----------  -----------

Net Sales                               $10,304,285  $ 8,585,745  $20,208,867  $18,130,716
                                        -----------  -----------  -----------  -----------

Costs and Expenses
 Cost of sales                            9,519,356    7,487,800   18,734,063   15,852,031
 Selling, general and administrative
   expenses                                 572,933      427,968    1,163,905      888,224
 Factor's charges                            47,758       37,356       93,430       93,449
                                        -----------  -----------  -----------  -----------
    Total Costs and Expenses             10,140,047    7,953,124   19,991,398   16,833,704
                                        -----------  -----------  -----------  -----------

Operating Earnings                          164,238      632,621      217,469    1,297,012
                                        -----------  -----------  -----------  -----------

Other Income
  Interest income                             4,738       25,101        7,649       51,129
  Other, net                                  1,065        1,006        2,120        4,888
                                        -----------  -----------  -----------  -----------
    Total                                     5,803       26,107        9,769       56,017
                                        -----------  -----------  -----------  -----------


Other Expenses
  Interest expense                          127,422       52,382      251,087       96,618
  Loss on disposal of property assets          -             112         -             112
                                        -----------  -----------  -----------  -----------
    Total                                   127,422       52,494      251,087       96,730
                                        -----------  -----------  -----------  -----------

Income (loss)Before Provision for
Income Taxes                                 42,619      606,234      (23,849)   1,256,299

Provision for Income Taxes (credit)          16,660      237,132       (9,329)     491,432
                                        -----------  -----------  -----------  -----------

Net Income(loss)                             25,959      369,102      (14,520)     764,867

Retained Earnings at Beginning of Period  7,267,074    6,759,077    7,307,553    6,363,312
                                        -----------  -----------  -----------  -----------

Retained Earnings at End of Period      $ 7,293,033  $ 7,128,179  $ 7,293,033  $ 7,128,179
                                        ===========  ===========  ===========  ===========

Earnings  (loss) Per Share              $       .01  $       .14  $      (.01) $       .28
                                        ===========  ===========  ===========  ===========


Dividends Per Share of Common Stock         None         None         None         None
                                            ====         ====         ====         ====

Weighted Average Common Shares
   Outstanding                            2,741,168    2,741,168    2,741,168    2,741,168
                                        ===========  ===========  ===========  ===========

               See notes to condensed financial statements.

                         BURKE MILLS, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                    Twenty-Six  Twenty-Six
                                                     Weeks Ended Weeks Ended
                                                      June 29,     July 1,
                                                        1996        1995
                                                     ----------- -----------

Cash flows from operating activities:
 Net income \ Loss                                   $   (14,520)  $ 764,867
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation                                            740,531     528,741
 Loss on disposal of property assets                        -            112
 Increase in deferred income taxes                        87,300        -
 Changes in assets and liabilities:
  (Increase) in accounts receivable                   (1,281,764)  ( 701,924)
  (Increase) decrease in inventories                    (253,758)    341,430
  (Increase) in prepaid expenses and
   other current assets                                 (222,210)    (38,587)
  (Increase) in Prepaid and refundable Income Taxes      (96,628)       -
  Increase in accounts payable                           183,793     533,485
  (Decrease) in income taxes payable                        -       (581,267)
  Increase in accrued salaries, wages and vacation pay    53,778      63,318
  Increase  in other liabilities and
     accrued expenses                                        137      16,507
                                                      ----------- -----------

     Total Adjustments                                  (788,821)    161,815
                                                      ----------- -----------

Net cash  provided (used) by operating activities       (803,341)    926,682
                                                      ----------- -----------

Cash flows from investing activities:
  Acquisition of property, plant and equipment          (851,456) (5,437,291)
                                                      ----------- -----------

Cash flows from financing activities:
   Proceeds from long-term bank note                   1,670,663   3,930,104
   Principal payments of long-term debt                 (850,341)   (396,660)
                                                      ----------- -----------


Net cash provided (used) by financing activities         820,322   3,533,444
                                                      ----------- -----------

Net (decrease) in cash and cash equivalents             (834,475)   (977,165)
Cash and cash equivalents at beginning of year           834,833   1,833,989
                                                      ----------- -----------

CASH AND CASH EQUIVALENTS AT END OF
  SECOND QUARTER                                      $      358  $  856,824
                                                      =========== ===========





[FN]
               See notes to condensed financial statements.

                         BURKE MILLS, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
      10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 28, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1995.


NOTE 2 - STATEMENTS OF CASH FLOWS

          For the purposes of statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor and all highly liquid debt instruments with a maturity of three months or less when purchased, as cash and cash equivalents.

NOTE 3 - OPERATIONS OF THE COMPANY

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

                         BURKE MILLS, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)



NOTE 4 - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents comprise the following:

                                                    June 29,   December 30,
                                                      1996        1995
                                                   ----------  ------------

Cash............................................... $    300   $    49,259
Commercial money market investment in bank.........        -       785,574
Matured funds on deposit with factor...............       58          -
                                                    --------   ------------
                                                    $    358   $   834,833

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following:

                                                    June 29,   December 30,
                                                      1996        1995
                                                   ----------  ------------
Account current - factor:
  Due from factor on regular factoring account.... $3,666,620   $2,808,790
Non-factored accounts receivable..................    589,245      165,311
                                                   ----------  ------------
                                                   $4,255,865   $2,974,101
                                                   ==========  ============

NOTE 6 - INVENTORIES

  Inventories are summarized as follows:

                                                    June 29,   December 30,
                                                      1996        1995
                                                   ----------  ------------

  Finished and in process......................... $1,736,808   $1,918,400
Raw materials.....................................    793,451      447,691
Dyes and chemicals................................    471,361      378,528
Other.............................................    122,077      125,320
                                                   ----------  ------------
                                                   $3,123,697   $2,869,939
                                                   ==========  ============

                         BURKE MILLS, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)

NOTE 7 - LONG-TERM DEBT

       In September 1994, and during 1995 and early 1996, the Company received loan commitments from its bank to consolidate two existing loans and new borrowings into one new note obligation of up to $ 6,000,000 to finance the acquisition by the Company of new machinery and equipment and to fund Letters of Credit issued in connection with such acquisition . Among other things, covenants include a debt service coverage ratio, a limit on annual property asset acquisitions exclusive of property to be acquired with the loan proceeds under this new loan agreement, the retirement or acquisition of the Company's capital stock in excess of a stated amount, the maintenance of a minimum tangible net worth which shall increase by a stated amount annually, a minimum quick ratio, and a maximum debt to tangible net worth ratio.

       Additionally, this new loan will term out and refinance the two existing term loans, and accordingly, all term obligations are to be consolidated into this one $6,000,00 obligation. This new loan is to be secured by (1) a first Deed of Trust on property and buildings located at the Company's manufacturing sites in North Carolina, (2) a first lien position on the new equipment and machinery installed at these manufacturing sites and (3) a first lien position on the existing machinery and equipment located at the Company's manufacturing sites.

       Under the new loan agreement, interest only will be payable monthly until February , 1998. Thereafter, principal maturities will be payable in the amount of $62,500 per month for ninety-six consecutive months plus interest at the fixed rate of 8.06%. In order to effect this fixed interest rate, the bank will convert its interest rate cap into a fixed rate loan by entering into a fixed rate hedge contract with the Company. Under this fixed rate hedge contract, the Company will pay the bank 8.06% for the term of the contract. In return, the bank will pay the Company LIBOR plus 2.0%. This floating rate (LIBOR plus 1.9%) that the Company will pay the bank will be equal to the floating rate that the bank's capital markets will pay to the Company. Whether LIBOR RATES rise or fall over the life of the loan agreement, the Company will continue to pay the bank a fixed rate of 8.06% for the life of the contract, thereby creating a fixed rate loan.


The annual principal maturities of the long-term debt at June 29, 1996 are as follows:

          Current portion                             $     -
             1997/1998                   $  312,500
             1998/1999                      750,000
             1999/2000                      750,000
             2000/2001                      750,000
            Thereafter                    3,437,500    6,000,000
                                         ----------   ----------
                                                      $6,000,000
                                                      ----------

                         BURKE MILLS, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)


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

        The items which comprise deferred tax assets and liabilities at June 29, 1996, are as follows:

                                           Deferred Tax     Deferred Tax
                                              Assets        Liabilities
                                           ------------     ------------
  Tax loss carry-forward                     $284,100
  Accelerated depreciation                      -            $1,758,500
  Alternative minimum taxes paid              554,200             -
  Inventory capitalization for tax purposes     6,800             -
                                           ------------     ------------
                                             $845,100        $1,758,500
                                           ============     ============






                            Thirteen Weeks Ended    Twenty-Six Weeks Ended
                           -----------------------------------------------
                           June 29,     July 1,      June 29,     July 1,
                             1996        1995          1996        1995
                           -----------------------------------------------
Income Taxes (credit)
consist of:
Federal income taxes     $  13,357     $206,120     $ (7,481)    $427,142
State income taxes           3,303       31,012       (1,848)      64,290
                           -----------------------------------------------

        Total            $  16,660     $237,132     $ (9,329)    $491,432
                           ===============================================
                           ===============================================

                         BURKE MILLS, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)
                           (Continued)



NOTE 9 - EMPLOYEE BENEFIT PLAN

	The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust which is qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. The Company has made provision in the accompanying financial statements for matching contributions of $94,207 for the twenty-six weeks ended July 1, 1995. There was no provision made for matching contributions in the period ended June 29, 1996.

NOTE 10 - CONCENTRATIONS OF CREDIT RISK

	Financial instruments which potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments, matured funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 25th to the 30th of the following month, at which time the amount due to the Company by the factor is transferred to matured funds on deposit with factor.
      From time to time, the Company places its temporary cash investments with its bank in short-term certificates. In addition to its matured funds of $ 58 as of June 29, 1996, the Company had $ 3,666,620 due from its factor which matured in July 1996 and was transferred to matured funds status. The Company utilizes its matured funds on a continuous basis to replenish its cash in bank for the payment of materials, labor and overhead.

NOTE 11 - EARNINGS PER SHARE

	Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen and twenty-six week periods ended June 29, 1996 and July 1, 1995.

                         BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

1996 Compared to 1995
- ---------------------

	The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                       RESULTS OF OPERATIONS

	The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:


                                Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                --------------------   ----------------------
                                 June 29,    July 1,    June 29,     July 1,
                                   1996       1995        1996        1995
                                 --------    -------    --------     -------
Net sales                         100.0%      100.0%     100.0%       100.0%
Cost of sales                      92.4        87.2       92.7         87.4
                                 --------    -------    --------     -------
Gross profit                        7.6        12.8        7.3         12.6
Selling, general, administrative
  and factoring charges             6.0         5.4        6.2          5.4
                                 --------    -------    --------     -------
Operating earnings                  1.6         7.4        1.1          7.2
Interest expense                    1.2         0.6        1.3          0.6
Other (income) - net                 -         (0.3)      (0.3)        (0.3)
                                 --------    -------    --------     -------
Income (loss) before income taxes   0.4         7.1       (0.1)         6.9
Income taxes                        0.2         2.8       (0.1)         2.7
                                 --------    -------    --------     -------
Net income (loss)                   0.2%        4.3%      (0.1)%        4.2%

                   THIRTEEN WEEKS ENDED JUNE 29, 1996
              COMPARED TO THIRTEEN WEEKS ENDED JULY 1, 1995

Net Sales
- ---------

	Net sales for the thirteen weeks ended June 29, 1996, (the second fiscal quarter), were $ 10,304,285 , representing a 20.0 % increase compared to the second quarter 1995 sales of $ 8,585,745. Pounds shipped for the second fiscal quarter of 1996 increased by 24.5 %. Full yarn pounds shipped increased by 37.7 %, while commission yarn (the dyeing and processing of customer owned yarns) pounds shipped decreased by 13.6 %. The increase in revenues resulted from an increase in pounds of 24.5 % compared to the second quarter 1995, increased yarn costs, and the continued increase in full yarn sales versus commission dyeing.

                         BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                           (Continued)

Results of Operations (Continued)
- ---------------------

1996 Compared to 1995
- ---------------------

Cost of Sales and Gross Margin
- ------------------------------

          Cost of sales for the thirteen weeks ended June 29, 1996 increased by 27.1 % with a corresponding sales increase of only 20.0 %. The resulting impact on gross margins was to decline to 7.6 % compared to
        12.8 % for the second quarter of 1995. Key factors contributing to the lower margins were the changes in the product mix, increased operating costs, above normal rework costs and increased raw material costs.

          The company has experienced over the past several quarters an increased demand for dyed set polyester and a decreased demand for dyed spun products. This shift toward increased set polyester is primarily due to the continued cost pressures in the automotive and home upholstery sectors of the weaving industry. Set polyester is a commodity product and therefore dictates lower selling prices and lower margins.

Selling, General and Administrative Expenses
- --------------------------------------------

          Selling, general, administrative and factoring expenses for the second quarter of 1996 increased by $ 155,367 compared to the 1995 second quarter. Selling, general and administrative expenses represented 5.4 % of net sales compared to 5.0% in 1995. The increase in these category of expenses were primarily increases in salaries, fringe benefit costs, shareholders' informational reports and professional fees.

Factor's Charges
- ----------------

          Factor's charges for the second quarter of 1996 increased by $10,402, or 27.8 %, as compared to the second quarter of 1995. The increase resulted from the increased sales volume. The ratio of factored accounts versus nonfactored accounts for the second quarter of 1996, as compared to the similar quarter of 1995, remained approximately the same.

                         BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                           (Continued)

Results of Operations (Continued)
- ---------------------

1996 Compared to 1995
- ---------------------

Interest Expense
- ----------------

	Interest expense for the second quarter of 1996 increased by $ 75,040 , as compared to 1995 primarily as a result of the Company's increase in long-term debt. Interest expense for 1996 and 1995 resulted primarily from interest on the Company's long-term debt. The increased long-term debt was a result of the 1995 dyeing expansion.

Interest Income
- ---------------

        Interest income for the second quarter of 1996 decreased by $ 20,363, as compared to the second quarter of 1995. The decrease was due to a lower average matured funds balance maintained with the Company's factor.

Income Before Provision for Income Taxes
- ----------------------------------------

	For the thirteen week period ended June 29, 1996, income before provision for income taxes decreased by $ 563,615 , or 93.0 %, as compared to the similar period of 1995.

        Key factors contributing to the 1996 decreased operating results are continued shifts in the product mix , increased raw material costs, and increased operating expenses.


Provision for Income Taxes
- --------------------------

        For the thirteen week period ended June 29, 1996 and July 1, 1995, the Company made provision for income taxes of $ 16,660 and $ 237,132, respectively, based on the pre-tax income for the 1996 and 1995 periods of $ 42,619 and $ 606,234 ,respectively. Income taxes as a percentage of pre-tax income aggregated 39.1 % for both the 1996 and 1995 periods.

                         BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                           (Continued)


                 TWENTY-SIX WEEKS ENDED JUNE 29, 1996
            COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 1995


Net Sales
- ---------

	Net sales for the twenty-six weeks ended June 29,1996, increased by $ 2,078,151 , or 11.5 %, to an aggregate of $ 20,208,867 compared to
   $18,130,716 for the like 1995 period. Total pounds shipped for the 1996 period increased by 13.0%. Full yarn pounds shipped increased by 31.1 %, while commission yarn (the dyeing and processing of customer owned yarns) pounds shipped decreased by 41.5%.

Cost of Sales and Gross Margin
- ------------------------------

	Cost of sales for the twenty-six weeks of 1996 increased by
   $ 2,882,032,  or   18.2%, as compared to the similar period of 1995.

        Material cost increased by $ 2,646,683 , or 27.7%, as compared to the like 1995 period. The primary reasons for the increase in material cost were an increase in full yarn pounds shipped and to a continuation of increasing prices for material and packaging supplies.

	Manufacturing labor cost increased by $ 154,852 , representing a increase of 5.0 % as compared to the like period of 1995.


        Manufacturing overhead increased by $ 80,497 , or 2.5%, primarily as a result of increases in payroll taxes, workmen's compensation, employee insurance costs, repairs and maintenance and depreciation.

        Gross  margin  for  the  twenty-six week  period  ended  June 29,
   1996 was   $1,474,804  , as compared to $2,278,685 for the similar period of 1995, a decrease of $ 803,881 , or 35.3%. The decrease was the result of an increase in sales volume of 11.5%, with a corresponding increase in cost of sales of 18.2%.

Selling, General and Administrative Expenses
- --------------------------------------------

	Selling, general administrative , and factoring expenses for the twenty-six weeks ended June 29, 1996 increased by $ 275,662 compared to the similar period of 1995. These categories of expenses represented 6.2% of net sales compared to 5.4% in the like period of 1995. The increases in this category of expenses were primarily in salaries and fringe benefit costs, shareholders' informational reports and professional fees.

                         BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                           (Continued)


                 TWENTY-SIX WEEKS ENDED JUNE 29, 1996
            COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 1995



Results of Operations (Continued)
- ---------------------

Factor's charges
- ----------------

        Factor's charges for the twenty-six weeks of 1996 and 1995 represented 0.5% of net sales.

Interest Expense
- ----------------

        Interest expense for the twenty-six weeks ended June 29, 1996
      aggregated   $ 251,087  compared to $96,618 for the like period of
      1995. The increase in interest costs in 1996 has resulted primarily from the increase in long-term debt incurred for the purpose of the acquisition of new machinery and equipment.

Interest Income
- ---------------

	Interest income for the twenty-six week period of 1996 decreased by $ 43,480 as compared to 1995. The decrease was due to a lower average matured funds balance maintained with the Company's factor as compared to the 1995 period.

Income Before Provision for Income Taxes
- ----------------------------------------

	For the twenty-six week period ended June 29, 1996, income before provision for income taxes decreased by $ 1,280,148, as compared to the similar period of 1995. The decrease was primarily due to an 11.5% increase in sales volume, a decrease in gross profit percentage to 7.3% in the 1996 period compared to 12.6% in the like period of 1995 and to increases in selling, general and administrative expenses.

                         BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                           (Continued)


                 TWENTY-SIX WEEKS ENDED JUNE 29, 1996
            COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 1995
                           (Continued)


Results of Operations (Continued)
- ---------------------

Provision for Income Taxes
- --------------------------

        For the twenty-six week periods ended June 29, 1996 and July 1, 1996, the Company made provision for income taxes of $ (9,329) and 491,432, respectively, based on the pre-tax income (loss) for the 1996 and 1995 periods of $ (23,849) and $ 1,256,299, respectively. Income taxes or credits, as a percentage of pre-tax income aggregated 39.1 % for both the 1996 and 1995 periods.

Subsequent Matters
- ------------------

        The operating results for the first six months reflect a continuation of pressures in the market for lower priced products, increased costs and delayed shipments out of the new dyeing equipment, and higher raw material costs.


        As the company stated at the end of first quarter, "the majority of the technical issues relative to the new dyeing facility will be solved during the second quarter"; The company currently feels that it can now move forward with its original plans. However, due to the time required for the complete cycle from initial shipment to final approval by the customers, the impact of increased shipments and improved operating results are expected to start in the fourth quarter of 1996.

                         BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                           (Continued)



Liquidity and Capital Resources
- -------------------------------

	The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company has the right to borrow from the factor up to 90% of the face amount of each account sold to the factor. As of June 29, 1996, the Company had $3,666,678 due from its factor, of which amount $ 58 was in matured funds held by the factor, and a net amount of $ 3,666,620 consisted of amounts due from the factor on the regular factoring account with a maturity date in July 1996.

        The Company entered into a new loan agreement effective March 29, 1996 providing for a term loan of $6,000,000 and a working capital facility of $2,000,000. Under the provision on the loan agreement, the Company may borrow up to $2,000,000 for seasonal working capital requirements using receivables due from factors as security.

        The Company's working capital at June 29, 1996 aggregated $ 6,733,498 representing a working capital ratio of 4.1 to 1 compared with a working capital of $5,469,831 at December 30, 1995 and a working capital ratio of 3.5 to 1.

	As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at June 29, 1996.

    Cash, cash equivalents and receivables.................. $  4,256,223
    Current liabilities.....................................    2,192,873
                                                             ------------


    Excess of quick assets over current liabilities......... $  2,063,350

    The Company believes that its cash, cash equivalents and receivables plus internally generated funds and its credit arrangements will be sufficient to finance its operations for the next 12 months.

                         BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                           (Continued)

Liquidity and Capital Resources (Continued)
- -------------------------------

Inflation
- ---------

	The results of operations of the Company for the periods discussed have not been significantly affected by inflation.


Capital Expenditures
- --------------------

	During the first half of 1996, the Company acquired and made deposits on new machinery and equipment of approximately $ 851,456 as set forth in the accompanying statement of cash flows. For the balance of 1996, the Company anticipates the acquisition of machinery and equipment of approximately $ 648,000, which together with the acquisitions and deposits on acquisitions incurred to June 29, 1996 will aggregate an anticipated acquisition of new machinery of $1,500,000 in 1996.

                   PART II - OTHER INFORMATION

                         BURKE MILLS, INC.


Item 6  - Exhibits and Reports on Form 8-K

	 (a)  Exhibit  27  -  Financial Data Schedule

	 (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended June 29, 1996.

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




                                              BURKE MILLS, INC.
                                              -----------------
                                                (Registrant)


Date:  August 6,1996          /S  Richard F. Whisenant
                                  Richard F. Whisenant
                                      (President)


Date:  August 6,1996          /S    S. Scott Womack
                                    S. Scott Womack
                          Vice-President-Finance and Treasurer
                             (Principal Accounting Officer)
                             (Principal Financial Officer)