Form 10-Q
period 1996-09-28
BURKE MILLS INC
filed 1996-11-12
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			 WASHINGTON, D.C. 20549

			       Form 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	       THE SECURITIES EXCHANGE ACT OF 1934


	 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996


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


		   APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 1996, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

			 BURKE MILLS, INC.
			       INDEX


                                                        								  Page Number
                                                        								  -----------

Part I - FINANCIAL INFORMATION

 Item I - Financial Statements

  Condensed Balance Sheets
   September 28, 1996 and December 30, 1995                             3

  Condensed Statements of Operations and Retained Earnings
   Thirteen Weeks Ended September 28, 1996 and September 30, 1995
   Thirty-Three Weeks Ended September 28, 1996 and September 30, 1995   4

  Statements of Cash Flows
   Thirty-Three Weeks Ended September 28, 1996 and September 30, 1995   5

  Notes to Condensed Financial Statements                               6


 Item 2 - Management's Discussion and Analysis of Financial
	     Condition and Results of Operations                              11


Part II - OTHER INFORMATION
  Item 4    - Submission of Matters to a Vote of Security-Holders
  Item 6    - Exhibits and Reports on Form 8-K                         19
  Item 6(a) -  Exhibit 27  -  Financial Data Schedule                  20

SIGNATURES                                                             21

		  PART I - FINANCIAL INFORMATION

			 BURKE MILLS, INC.

		     CONDENSED BALANCE SHEETS


                                          						 September 28,  December 31,
                                          					      1996           1995
                                         				    -----------      --------
                                         						  (Unaudited)      (Note A)
ASSETS

Current Assets
 Cash and cash equivalents                       $   856,848    $   834,833
 Accounts receivable                               4,507,298      2,974,101
 Inventories                                       3,196,518      2,869,939
 Prepaid expenses and other current assets           197,287         92,667
 Prepaid and refundable income taxes                 140,388        289,846
 Deferred income taxes                               947,825        579,600
                                           						 -----------    -----------
    Total Current Assets                           9,846,164      7,640,986
                                           						 -----------    -----------
Other Assets                                           1,542             -
                                           						 -----------    -----------

Property, Plant and Equipment - at cost           26,158,553     25,186,871
 Less:  Accumulated depreciation                  13,151,793     12,059,241
                                           						 -----------    -----------
	 Property, Plant and Equipment - Net             13,006,760     13,127,630
                                           						 -----------    -----------
                                          						 $22,854,466    $20,768,616
                                           						 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt           $     -        $   215,990
  Accounts payable                                 2,103,953      1,508,476
  Accrued salaries, wages and vacation pay           209,306        123,637
  Other liabilities and accrued expenses             249,910        323,052
                                           						 -----------    -----------
  Total Current Liabilities                        2,563,169      2,171,155

Long-Term Debt                                     6,000,000      4,963,688

Deferred Income Taxes                              1,792,300      1,405,700
                                           						 -----------    -----------
    Total Liabilities                             10,355,469      8,540,543
                                           						 -----------    -----------


Shareholders' Equity
  Common stock, no par value (stated value, $.66)
   Authorized - 5,000,000 shares
   Issued and outstanding - 2,741,168 shares       1,809,171      1,809,171
  Paid-in capital                                  3,111,349      3,111,349
  Retained earnings                                7,578,477      7,307,553
                                           						 -----------    -----------
   Total Shareholders' Equity                     12,498,997     12,228,073
                                          						 -----------    -----------

                                          						 $22,854,466    $20,768,616
                                          						 ===========    ===========


Note A: The December 30, 1995 Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

[FN]
	       See notes to condensed financial statements.


			 BURKE MILLS, INC.

      CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
			   (Unaudited)
                                  					 Thirteen     Thirteen    Thirty-Nine  Thirty-Nine
                                  					Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                                   					 Sept. 28,    Sept. 30,     Sept. 28,   Sept. 30,
                                   					    1996        1995          1996        1995
                                    				-----------  -----------  -----------  -----------

Net Sales                               $10,255,651  $ 7,385,141  $30,434,518  $25,515,857
                                    				-----------  -----------  -----------  -----------

Costs and Expenses
 Cost of sales                            9,122,206    7,126,670   27,856,268   22,978,701
 Selling, general and administrative
   expenses                                 568,706      464,702    1,732,611    1,352,926
 Factor's charges                            48,663       38,347      142,093      131,796
                                    					-----------  -----------  -----------  -----------
    Total Costs and Expenses              9,739,575    7,629,719   29,730,973   24,463,423
                                     				-----------  -----------  -----------  -----------

Operating Earnings (Loss)                   486,076     (244,578)     703,545    1,052,424
                                     				-----------  -----------  -----------  -----------

Other Income
  Interest income                             9,557       15,134       17,206       66,263
  Gain on disposal or property assets        93,940        --          93,940        --
  Other, net                                  1,963        6,501        4,083       11,389
                                    					-----------  -----------  -----------  -----------
    Total                                   105,460       21,635      115,229       77,652
                                    					-----------  -----------  -----------  -----------


Other Expenses
  Interest expense                          122,711       61,205      373,798      157,823
  Loss on disposal of property assets          -            -            -             112
                                     				-----------  -----------  -----------  -----------
    Total                                   122,711       61,205      373,798      157,935
                                    					-----------  -----------  -----------  -----------

Income (loss)Before Provision for
Income Taxes                                468,825     (284,148)     444,976      972,151

Provision for Income Taxes (credit)         183,381     (111,175)     174,052      380,257
                                     				-----------  -----------  -----------  -----------

Net Income(loss)                            285,444     (172,973)     270,924      591,894

Retained Earnings at Beginning of Period  7,293,033    7,128,179    7,307,553    6,363,312
                                    					-----------  -----------  -----------  -----------

Retained Earnings at End of Period      $ 7,578,477  $ 6,955,206  $ 7,578,477  $ 6,955,206
                                    					===========  ===========  ===========  ===========

Earnings  (loss) Per Share              $       .11  $      (.06) $       .10  $       .22
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

			 BURKE MILLS, INC.

		     STATEMENTS OF CASH FLOWS
			   (Unaudited)

                                         						     Thirty-Nine Thirty-Nine
                                         						     Weeks Ended Weeks Ended
                                          						      Sept. 28,   Sept. 30,
                                                 							 1996        1995
                                          						     ----------- -----------

Cash flows from operating activities:
 Net income                                          $   270,924   $ 591,894
                                           					     ----------- -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation                                          1,109,780     774,223
 (Gain)/Loss on disposal of property assets              (93,940)        112
 Decrease/(Increase) in deferred income taxes             18,375    (139,100)
 Changes in assets and liabilities:
  (Increase) in accounts receivable                   (1,533,197)   (932,563)
  (Increase) in inventories                             (326,579)   (168,079)
  (Increase) in prepaid expenses and
   other current assets                                   44,838     (15,169)
  (Increase) in Other Assets                              (1,542)       -
  Increase in accounts payable                           595,477   1,214,418
  (Decrease) in income taxes payable                        -       (561,311)
  Increase/(Decrease) in accrued salaries, wages and
     vacation pay                                         85,669    (186,513)
  Increase  in other liabilities and
     accrued expenses                                     20,798     157,693
                                          						      ----------- -----------

     Total Adjustments                                   (80,321)    143,711
                                          						      ----------- -----------

Net cash  provided (used) by operating activities        190,603     735,605
                                          						      ----------- -----------

Cash flows from investing activities:
  Acquisition of property, plant and equipment          (988,910) (6,024,371)
                                          						      ----------- -----------

Cash flows from financing activities:
   Proceeds from long-term bank note                   1,670,663   4,063,849
   Principal payments of long-term debt                 (850,341)   (601,750)
                                          					      ----------- -----------


Net cash provided (used) by financing activities         820,322   3,462,099
                                          					      ----------- -----------

Net (decrease) in cash and cash equivalents               22,015  (1,826,667)
Cash and cash equivalents at beginning of year           834,833   1,833,989
                                         						      ----------- -----------

CASH AND CASH EQUIVALENTS AT END OF
  THIRD QUARTER                                       $  856,848  $    7,322
                                         						      =========== ===========



[FN]
	       See notes to condensed financial statements.

			 BURKE MILLS, INC.

	       NOTES TO CONDENSED FINANCIAL STATEMENTS
			   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments ( consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ended December 28, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1995.


NOTE 2 - STATEMENTS OF CASH FLOWS


      For the purposes of statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor and all highly liquid debt instruments with a maturity of three months or less when purchased, as cash and cash equivalents.


      FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended September 28, 1996 and September 30, 1995 was $391,272 and $147,039 respectively. Income taxes paid for the thirty-nine weeks ended September 30, 1995 aggregated $1,080,668. No income taxes were paid during the thirty-nine weeks ended September 28, 1996.

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

			 BURKE MILLS, INC.

	     NOTES TO CONDENSED FINANCIAL STATEMENTS
			   (Unaudited)
			   (Continued)



NOTE 4 - CASH AND CASH EQUIVALENTS

	 Cash and cash equivalents comprise the following:

                                         						  September 28, December 30,
                                          						      1996         1995
                                           				   ----------  ------------

Cash............................................... $    774   $    49,259
Commercial money market investment in bank.........  856,074       785,574
                                          					   ----------  ------------
                                          						    $856,848   $   834,833

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following:

                                          						  September 28, December 30,
                                           					      1996         1995
                                          						   ----------  ------------
Account current - factor:
  Due from factor on regular factoring account.... $4,104,975   $2,808,790
Non-factored accounts receivable..................    402,323      165,311
                                          						   ----------  ------------
                                          						   $4,507,298   $2,974,101
                                          						   ==========  ============

NOTE 6 - INVENTORIES

  Inventories are summarized as follows:

                                          						  September 28, December 30,
                                          						      1996         1995
                                          						   ----------  ------------

  Finished and in process......................... $1,838,450   $1,918,400
Raw materials.....................................    827,911      447,691
Dyes and chemicals................................    387,305      378,528
Other.............................................    142,852      125,320
                                          						   ----------  ------------
                                          						   $3,196,518   $2,869,939
                                          						   ==========  ============

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

	Under the new loan agreement, interest only will be payable monthly until February, 1988. Thereafter, principal maturities will be payable in the amount of $62,500 per month for ninety-six consecutive months plus interest at the fixed rate of 8.06%. In order to effect this fixed interest rate, the bank will convert its interest rate cap into a fixed rate loan by entering into a fixed rate hedge contract with the Company. Under this fixed rate hedge contract, the Company will pay the bank 8.06% for the term of the contract. In return, the bank will pay the Company LIBOR plus 1.99%. This floating rate (LIBOR plus 1.9%) that the Company will pay the bank will be equal to the floating rate that the bank's capital markets will pay to the Company. Whether LIBOR RATES rise or fall over the life of the loan agreement, the Company will continue to pay the bank a fixed rate of 8.06% for the life of the contract, thereby creating a fixed rate loan.



The annual principal maturities of the long-term debt at September 28, 1996 are as follows:

	  Current portion                             $     -
	     1997/1998                   $  500,000
	     1998/1999                      750,000
	     1999/2000                      750,000
	     2000/2001                      750,000
	    Thereafter                    3,250,500    6,000,000
                             				 ----------   ----------
                                   						      $6,000,000
                                    					      ----------

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

	The items which comprise deferred tax assets and liabilities are as follows:

                                  					   Deferred Tax     Deferred Tax
                                   					      Assets        Liabilities
                                  					   ------------     ------------
  Tax loss carry-forward                     $250,000
  Accelerated depreciation                      -            $1,792,300
  Alternative minimum taxes paid              691,625             -
  Inventory capitalization for tax purposes     6,200             -
                                  					   ------------     ------------
                                   					     $947,825        $1,792,300
                                  					   ============     ============


                    		    Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                    			   -----------------------------------------------
                      			   Sept. 28,   Sept. 30,    Sept. 28,   Sept. 30,
                      			     1996        1995         1996        1995
                    			   -----------------------------------------------
Income Taxes (credit)
consist of:
Federal income taxes     $ 147,047    $ (96,610)    $139,567     $330,532
State income taxes          36,334      (14,565)      34,485       49,725
                    			   -----------------------------------------------

        Total            $ 183,381    $(111,175)    $174,052     $380,257
                    			   ===============================================
                      	   ===============================================

			 BURKE MILLS, INC.

	     NOTES TO CONDENSED FINANCIAL STATEMENTS
			   (Unaudited)
			   (Continued)



NOTE 9 - EMPLOYEE BENEFIT PLAN


	The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust which is qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. The Company has made provision in the accompanying financial statements for matching contributions of $ 94,176 for the thirty-nine weeks ended September 30, 1995. There was no provision made for matching contributions in the period ended September 28, 1996.

NOTE 10 - CONCENTRATIONS OF CREDIT RISK

	 Financial instruments which potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments, matured funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 25th to the 30th of the following month, at which time the amount due to the Company by the factor is transferred to matured funds on deposit with factor. From time to time, the Company places its temporary cash investments with its bank in short-term certificates.
In addition to its matured funds of ($ 209) as of September 28, 1996, the Company had $4,104,975 due from its factor which matured in October 1996 and was transferred to matured funds status. The Company utilizes its matured funds on a continuous basis to replenish its cash in bank for the payment of materials, labor and overhead.

NOTE 11 - EARNINGS PER SHARE

	Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen and thirty-nine week periods ended September 28, 1996 and September 30, 1995.

			 BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		     AND RESULTS OF OPERATIONS


Results of Operations
---------------------

1996 Compared to 1995
---------------------


	 The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

			RESULTS OF OPERATIONS

	 The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:


                            				Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                             			--------------------   ----------------------
                            				 Sept. 28,  Sept. 30,  Sept. 28,    Sept. 30,
                            				   1996       1995       1996         1995
                            				 --------    -------    --------     -------
Net sales                         100.0%      100.0%     100.0%       100.0%
Cost of sales                      89.2        96.5       91.5         90.1
                            				 --------    -------    --------     -------
Gross profit                       10.8         3.5        8.5          9.9
Selling, general, administrative
 and factoring charges              6.0         6.8        6.2          5.8
                            				 --------    -------    --------     -------
Operating earnings                  4.8        (3.3)       2.3          4.1
Interest expense                    1.2         0.8        1.2          0.6
Other (income) - net                1.0        (0.3)       0.4         (0.3)
                            				 --------    -------    --------     -------
Income before income taxes          4.6         3.8        1.5          3.8
Income taxes (credit)               1.8        (1.5)       0.6          1.5
                            				 --------    -------    --------     -------
Net income                          2.8%       (2.3)%      0.9%         2.3%

		   THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996
	      COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995

Net Sales
---------

	   Net sales for the thirteen weeks ended September 28, 1996, (the third fiscal quarter), were $10,225,651, representing a 38,5% increase compared to the third quarter 1995 sales of $ 7,385,141. Pounds shipped for the third fiscal quarter of 1996 increased by 51.0%. It should be noted that the third quarter of 1995 was heavily impacted by delays encountered during the start-up phase of the new dyeing equipment.

			 BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		     AND RESULTS OF OPERATIONS
			   (Continued)

Results of Operations (Continued)
---------------------

1996 Compared to 1995
---------------------

Cost of Sales and Gross Margin
------------------------------

	Cost of sales for the thirteen weeks ended September 28, 1996 increased by 28.0% with a corresponding sales increase of only 38.5 %.
The resulting impact on gross margins was an increase to 10.8% compared to 3.5% for the third quarter of 1995. Key factors contributing to the increased margins were increased shipments, lower manufacturing costs and lower raw material costs.

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

Selling, General and Administrative Expenses
--------------------------------------------

	Selling, general, administrative and factoring expenses for the third quarter of 1996 increased by $114,320 compared to the 1995 third quarter. Selling, general and administrative expenses represented 5.6% of net sales compared to 6.3% in 1995. The increase in these categories of expenses were primarily increases in professional fees and sales commissions.


Factor's Charges
----------------

	Factor's charges for the third quarter of 1996 increased by $10,316, or 26.9%, as compared to the third quarter of 1995. The increase resulted from the increased sales volume. The ratio of factored accounts versus nonfactored accounts for the third quarter of 1996, as compared to the similar quarter of 1995, remained approximately the same.

			 BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		     AND RESULTS OF OPERATIONS
			   (Continued)

Results of Operations (Continued)
---------------------

1996 Compared to 1995
---------------------

Interest Expense
----------------

	Interest expense for the third quarter of 1996 increased by $61,506, as compared to 1995, primarily as a result of the Company's increase in long-term debt. Interest expense for 1996 and 1995 resulted from interest on the Company's long-term debt. The increased long-term debt was a result of the 1995 dyeing expansion.

Interest Income
---------------

	Interest income for the third quarter of 1996 decreased by $5,577, as compared to the third quarter of 1995. The decrease was due to a lower average balance invested with the Company's factor.

Income Before Provision for Income Taxes
----------------------------------------

	For the thirteen week period ended September 28, 1996, income before provision for income taxes decreased by $752,973.

	Key factors contributing to the operating results are increased revenues, improved operating costs,and reduced raw material costs.


Provision (Credit) for Income Taxes
-----------------------------------

	 For the thirteen week period ended September 28, 1996 and September 30, 1995, the Company made provision for income taxes of $183,381 and
$ (111,175) , respectively, based on the pre-tax income (loss) for the 1996 and 1995 periods of $468,825 and $ (284,148) ,respectively. Income taxes as a percentage of pre-tax income aggregated 39.1 % for both the 1996 and 1995 periods.

			 BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		     AND RESULTS OF OPERATIONS
			   (Continued)


		THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996
	    COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995


Net Sales
---------

	Net sales for the thirty-nine weeks ended September 28,1996, increased by $4,918,661, or 19.3%, to an aggregate of $30,434,518 compared to $ 25,515,857 for the like 1995 period. Total pounds shipped for the 1996 period increased by 24%.

Cost of Sales and Gross Margin
------------------------------

	Cost of sales for the thirty-nine weeks of 1996 increased by $4,877,568, or 21.2%, as compared to the similar period of 1995.

	Material cost increased by $4,346,326, or 31.7%, as compared to the like 1995 period. The primary reasons for the increase in material cost were an increase in shipments and a continuation of increasing full yarn sales as a percent of the total pounds.

	Manufacturing labor cost decreased by $84,698, representing a decrease of 3.8% as compared to the like period of 1995.


	Manufacturing overhead increased by $615,940, or 8.6%, primarily as a result of increase depreciation and expense from the new dyeing equipment.

	Gross margin for the thirty-nine week period ended September 28, 1996 was $2,578,249, as compared to $2,537,156 for the similar period of 1995, an increase of $41,093, or 1.6%.

Selling, General and Administrative Expenses
--------------------------------------------

	Selling, general administrative, and factoring expenses for the thirty-nine weeks ended September 28, 1996 increased by $389,982 compared to the similar period of 1995. These categories of expenses represented 6.2% of net sales compared to 5.8% in the like period of 1995. The increases in this category of expenses were primarily in sales commissions, professional services, and salaries and fringe benefit costs.

			 BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		     AND RESULTS OF OPERATIONS
			   (Continued)


		THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996
	    COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995



Results of Operations (Continued)
---------------------

Factor's charges
----------------

	Factor's charges for the thirty-nine weeks ended September 28, 1996 decreased by $10,297, as compared to the similar period of 1995.

Interest Expense
----------------

	Interest expense for the thirty-nine weeks ended September 28, 1996 aggregated $373,798 compared to $157,823 for the like period of 1995. The increase in interest costs in 1996 has resulted from the increase in long-term debt incurred for the purpose of the acquisition of new machinery and equipment.

Interest Income
---------------

	Interest income for the thirty-nine week period of 1996 decreased by $49,057 as compared to 1995. The decrease was due to a lower average balance invested with the Company's factor as compared to the 1995 period.

Income Before Provision for Income Taxes
----------------------------------------

	For the thirty-nine week period ended September 28, 1996, income before provision for income taxes decreased by $527,175, as compared to the similar period of 1995. The decrease was primarily due to a small 19.3% increase in sales volume, a decrease in gross profit percentage to 8.5% in
the 1996 period compared to   9.9 % in the like period of 1995 and to
increases in selling, general and administrative expenses.

			 BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		     AND RESULTS OF OPERATIONS
			   (Continued)


		 TWENTY-SIX WEEKS ENDED JUNE 29, 1996
	    COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 1995
			   (Continued)


Results of Operations (Continued)
---------------------

Provision for Income Taxes
--------------------------

	 For the thirty-nine week periods ended September 28, 1996 and September 30, 1995, the Company made provision for income taxes of $174,052 and $380,257, respectively, based on the pre-tax income for the 1996 and 1995 periods of $444,976 and $972,151, respectively. Income taxes as a percentage of pre-tax income aggregated 39.1 % for both the 1996 and 1995 periods.


Subsequent Matters
------------------

	 The operating results for the first nine months reflect a continuation of pressures in the market for lower priced products, increased costs and delayed shipments out of the new dyeing equipment, and higher raw material costs.

	 As we stated at the end of first quarter, the majority of the technical issues relative to the new dyeing facility were solved during the second quarter. The company currently feels that it can now move forward forward with its original plans. However, due to the time required for the complete cycle from initial shipment to final approval by the customers, the impact of increased shipments and improved operating results are expected to start in the fourth quarter of 1996.

			 BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		     AND RESULTS OF OPERATIONS
			   (Continued)



Liquidity and Capital Resources
-------------------------------

	The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company has the right to borrow from the factor up to 90% of the face amount of each account sold to the factor. As of September 28, 1996, the Company had $4,104,975 due from its factor, of which amount $0 was in matured funds held by the factor, and a net amount of $4,104,975 consisted of amounts due from the factor on the regular factoring account with a maturity date in October, 1996.

	The Company entered into a new loan agreement effective March 29, 1996 providing for a term loan of $6,000,000 and a working capital facility of $2,000,000. Under the provision on the loan agreement, the Company may borrow up to $2,000,000 for seasonal working capital requirements using receivables due from factors as security.

	The Company's working capital at September 28, 1996 aggregated $7,282,995 representing a working capital ratio of 3.8 to 1 compared with a working capital of $5,469,831 at December 30, 1995 and a working capital ratio of 3.5 to 1.

	As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at September 28, 1996

    Cash, cash equivalents and receivables.................. $  5,364,146
    Current liabilities.....................................    2,563,169
                                                   					     ------------


    Excess of quick assets over current liabilities......... $  2,800,977
                                                 							     ============

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


Capital Expenditures
--------------------

       During the nine months of 1996, the Company acquired and made deposits on new machinery and equipment of approximately $ 988,910 as set forth in the accompanying statement of cash flows. For the balance of 1996, the Company anticipates the acquisition of machinery and equipment of approximately $ 511,090, which together with the acquisitions and deposits on acquisitions incurred to September 28, 1996 will aggregate an anticipated acquisition of new machinery of $1,500,000 in 1996.

		   PART II - OTHER INFORMATION

			 BURKE MILLS, INC.




Item 4 - Submission of Matters to a Vote of Security - Holders

The Company's annual meeting of stockholders was held on July 22, 1996. At the meeting, all five director nominees were elected.

(a) The following directors were elected for a one-year term by the votes indicated:

		Humayun  N. Shaikh              2,426,754
		Richard F. Whisenant            2,427,554
		Ahmed H. Shaikh                 2,427,554
		S. Scott Womack                 2,427,554
		Robert P. Huntley               2,427,554



   Item 6  - Exhibits and  Reports on Form 8-K

	 (a)  Exhibit  27  -  Financial Data Schedule

	 (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended September 28, 1996.

			 BURKE MILLS, INC.

			    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			 BURKE MILLS, INC.
			   (Registrant)



Date:  November 11, 1996 Richard F. Whisenant
                      			Richard F. Whisenant
                       			   (President)


Date:  November 11, 1996 S. Scott Womack
                       		S. Scott Womack
             		 (Vice-President-Finance and Treasurer)
                  	 ( Principal Accounting Officer)
                  		 (Principal Financial Officer)