Form 10-K
period 1996-12-28
BURKE MILLS INC
filed 1997-03-28
CIK 15486

UNITED STATES
		  SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

			       FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	       THE SECURITIES EXCHANGE ACT OF 1934
	   For the Fiscal Year ended December 28, 1996


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

     Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing price on February 21, 1997) was $2,605,660.

     The number of shares outstanding of the registrant's only class of common stock as of March 1, 1997 is 2,741,168 shares.

		  DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the Company's proxy statement, which is to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in
Part III of this report.

				PART I

ITEM 1.  BUSINESS

     (a) General Development of Business. The general development of the business of Burke Mills, Inc. ("the Company") during the fiscal year ended December 28, 1996 was marked by the efforts of the Company to concentrate on maintaining its existing products and its existing markets. The Company continued its efforts to operate as efficiently and cost-effectively as possible while maintaining product quality.

     (b)  Financial Information About Industry Segments.  The
Company had only one industry segment during the fiscal year ended December 28, 1995.

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

     The dollar amount of backlog of unshipped orders as of December 28, 1996 was $4,833,694 and as of December 30, 1995 was
$3,377,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or canceled in the future.

     The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

     With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 47 days. On the average, the Company turns its inventory approximately 6 to 8 times each year. The
Company has been able to meet its delivery schedules and has been able to enjoy a ready supply of raw materials from suppliers.
For the fiscal year ended December 28, 1996, approximately 5.9% of the Company's sales was from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers the right to return merchandise except where the merchandise is defective. The Company rarely allows payment terms to its customers beyond sixty (60) days, and the Company has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

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

    The Company has made various changes in its plant that regulate the discharge of materials into the environment. The Company believes its manufacturing operations are in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such changes. Compliance by the Company during the fiscal year ended December 28, 1996 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or the competitive position of the Company.

    During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past, but no longer used. The contamination was reported to the North Carolina Department of Health, Environment and Natural Resources (DEHNR).
DEHNR required a Comprehensive Site Assessment, which has been completed. The Company has retained an environmental engineering firm to conduct testing and to prepare a Corrective Action Plan for submission to DEHNR. The Company is informed that because the levels of groundwater contamination are low and no sources of drinking water are affected, remediation may not be required.
If contamination has moved off-site, the groundwater may have to be pumped out of the ground and into the municipal sewer system for treatment.

The Company's environmental engineering firm has estimated at this time a maximum remediation expense of $250,000.00 if extensive remediation is necessary.

    On March 1, 1997, the Company had 295 employees.

    The Company's yarn division is its only division.

    During the fiscal year ended December 28, 1996, sales to CMI Industries, Inc. and sales to Milliken and Company exceeded ten percent of the Company's revenue for that year. The loss of either customer would have a material adverse effect on the Company in the short run; and, the Company believes that it would be able to replace the business within a reasonable time.

    The Company owns 49% of the stock and 50% of the voting control of FYTEK, S.A. de C.V. ("FYTEK"), a Mexican corporation with its principal place of business in Monterey, Mexico. The other shareholder in FYTEK is Fibras Quimicas, S.A., a Mexican
Corporation. The purpose of FYTEK is the manufacture and marketing of yarns. FYTEK is not yet in production. When
FYTEK is in production, it is contemplated that the Company will acquire yarn from FYTEK. It is also contemplated that the Company will use FYTEK to market and distribute its dyed yarn in Mexico, Central America and South America.

    (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Company had no material amounts of sales in foreign markets during the last three fiscal years.
The Company had sales to customers in Mexico and Canada during
1994 and 1995 which amounted to less than three percent of total
sales in each year for each country.   During the last fiscal year,
sales to customers in Mexico and Canada were less than five percent of total sales in each year for each country.


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

    The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven (7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended December 28, 1996 are as follows:

			 Pounds/Year               1996
    Department             Capacity             Utilization

Twisting Machines         2,500,000                 56%

Winding Machines         20,000,000                 62%

Texturing Machines        4,835,000                 54%

Dyeing Equipment         20,000,000                 53%



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

				PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
	 AND RELATED STOCKHOLDER MATTERS


    (a) The principal United States (or other) market on which the Company's common stock is being traded is the United States over-the-counter market. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two fiscal years ended December 28, 1996
(as obtained from the office of Merrill Lynch Pierce Fenner & Smith in Charlotte, North Carolina) is as follows:

  Quarter Ending        High Bid       Low Bid
  --------------        --------       -------
      1995

   March 31              $6.875         $3.75
   June 30               $6.00          $3.50
   September 30          $4.125         $3.125
   December 31           $4.125         $2.375


     1996

   March 31              $3.50          $2.625
   June 30               $3.00          $2.00
   September 30          $4.00          $2.25
   December 31           $4.00          $2.875

    Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    (b) As of March 3, 1997 there were 481 holders of the common stock of the Company.

    (c) The Company has declared no dividends on its common stock during the past two years.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth on the following page, for the five years ended December 28, 1996 have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.

   BURKE MILLS, INC. - ITEM 6. SELECTED FINANCIAL DATA
       (in thousands except per share data)

		    Year Ended

                         				   December 28, December 30, December 31, January 1, January 2,
                          				     1996         1995         1994         1994       1993
SELECTED INCOME STATEMENT DATA
 Net sales                       $40,649      $34,148      $36,194      $26,835    $22,072
 Cost of sales                    36,887       30,666       30,928       24,292     19,861
				                             -------      -------      -------      -------    -------
 Gross profit                    $ 3,762      $ 3,482      $ 5,266      $ 2,543    $ 2,211
				                             =======      =======      =======      =======    =======

 Income before income taxes      $   869      $ 1,156      $ 3,376      $   690    $   620
 Income taxes                        284          212          867          316        211
				                             -------      -------      -------      -------    -------
 Net income                      $   585      $   944      $ 2,509      $   374     $  409
				                             =======      =======      =======      =======    =======
 Per Share (Note A)
  Net Income                     $   .21      $   .34      $   .92      $   .14    $   .15

  Cash dividends declared per
   common share                    None         None         None         None       None
  Weighted average number of
   common shares outstanding       2,741        2,741         2,741       2,741      2,741

SELECTED CASH FLOW DATA
 Capital expenditures            $ 1,025      $ 6,372      $ 1,541      $ 1,374    $ 1,257

 Depreciation                    $ 1,508      $ 1,052      $ 1,006      $   903    $   849

 Cash provided by
  operating activities           $ 1,527      $ 2,004      $ 2,186      $   985    $ 3,219



               				   December 28, December 30, December 31, January 1, January 2,
				                       1996         1995         1994         1994       1993
				                  ------------ ------------ ----------   ---------- ------------
SELECTED BALANCE SHEET DATA

 Current assets           $ 9,905      $ 7,641      $ 8,814    $ 7,382    $ 6,082
 Current liabilities        1,738        2,171        2,944      2,923      2,173
                  				    -------      -------      -------    -------    -------
 Working capital          $ 8,167      $ 5,470      $ 5,870    $ 4,459    $ 3,909
                  				    =======      =======      =======    =======    =======

 Current ratio               5.70         3.52         2.99       2.53       2.80

 Total assets             $22,554      $20,769      $16,621    $14,655     $13,086

 Long-term debt           $ 6,000      $ 4,964      $   995    $ 1,645     $ 1,765

 Deferred income taxes    $ 2,003      $ 1,406      $ 1,399    $ 1,312     $   748

 Shareholders' equity     $12,813      $12,228      $11,284    $ 8,775     $ 8,401

(A) Income per share has been computed based on the weighted average number of common shares outstanding during each period.

ITEM 7.            BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data of the Company as percentages of net sales for the periods indicated.

			    Relationship to Total Revenue

                           				For the Year Ended                    Period to Period
                    			    -----------------------------             ----------------
                    			December 28,  December 30,  December 31,     Increase (Decrease)
                    			   1996          1995          1994         1995-1996   1994-1995
                    			  ------        ------        ------        ---------   ---------
Net sales                 100.0%        100.0%        100.0%           19.0%     (  5.7%)
Cost of sales              90.7          89.8          85.5            20.3      (  0.8)
              			        ------        ------        ------        ---------   ---------
Gross profit margin         9.3          10.2          14.5             8.0       (33.9)

Selling, general,
 administrative and
 factoring expenses         6.3           6.2           5.0            19.2        15.9
                    			  ------        ------        ------        ---------   ---------
Operating earnings          3.0           4.0           9.5          (  9.4)      (60.4)
Other income                0.3           0.2           0.3            67.5       (21.3)

Other expenses           (  1.2)       (  0.8)       (  0.5)           75.6        77.6
                    			  ------        ------        ------        ---------   ---------
Income before income taxes  2.1           3.4           9.3           (24.8)      (65.7)
Income taxes                0.7           0.6           2.4            33.8       (75.5)
                    			  ------        ------        ------        ---------   ---------
Net income                  1.4%          2.8%          6.9%         ( 38.0%)    ( 62.4%)
                    			  ======        ======        ======        =========   =========

		   BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
		     (Continued)

Results of Operations
---------------------

1996 Compared to 1995
---------------------


Net Sales
---------

    Net sales for the 1996 year aggregated $40.6 million, representing an increase of $6.5 million, as compared to net sales volume of $34.1 million recorded by the Company for 1995. Net sales dollars increased by 19.0% and total pounds shipped increased by 33.9% over those of 1995. Full yarn sales dollars increased 38.5% and full yarn pounds shipped increased by 52.4%. Sales from commission yarn sales (the dyeing and processing of customer owned yarns) decreased in both dollars and pounds by 36.3% and 34.1%, respectively in 1996 compared with 1995.

Cost of Sales and Gross Margin
------------------------------

    Cost of sales which aggregated $36.9 million for 1996 increased by $6.2 million, or 20.3%, as compared to 1995.

    Material cost increased by $5.4 million, or 29.1%, as a result of the increase in full yarn sales of 38.5%.

    Labor costs increased by 0.3% and manufacturing overhead increased by 13.4%, primarily as a result of continuing costs incurred for the time and overhead spent in the new technology undertaken by the Company in 1995.

    Inasmuch as net sales for 1996 as compared to 1995, increased by 19.0%, while costs of sales increased by 20.3%, the 1996 gross margin decreased to 9.3% as compared to 10.2% recorded in 1995.

Selling, General and Administrative Expenses
--------------------------------------------

    Selling, general and administrative expenses for 1996 aggregated $2.3 million, as compared to $1.9 million in 1995, representing for each year 5.7% of net sales.

Factor's Charges
----------------

    Factor's charges for 1996 aggregated $194,000, or 0.5% of net sales, as compared to $178,000 in 1995, representing a like 0.5% of net sales in 1995. The ratio of sales made to factored accounts versus nonfactored accounts for 1996 remained approximately the same as 1995.

		   BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
		     (Continued)


Results of Operations (Continued)
---------------------------------

1996 Compared to 1995 (Continued)
---------------------------------

Operating Margins
-----------------

    As a result of the discussion above with respect to the 1996 increase in net sales with the reduction in gross profit percentage, coupled with the almost identical percentage to net sales of selling, general and administrative expenses, the Company reported operating earnings of $1.2 million in 1996, compared to operating earnings of $1.4 million in 1995.


Interest Income
---------------

    Interest income for 1996 was $36,000 as compared to $68,000 in 1995. The 1996 interest income was primarily interest earned on short-term cash equivalents held in the Company's bank.

Interest Expense
----------------

    Interest expense for the year ended December 28, 1996 increased to $495,000 as compared to $282,000 in 1995. Interest expense for 1996 and 1995 resulted primarily from interest on the Company's long-term debt. The increase resulted from additional long-term debt incurred to fund the acquisition of property.

		   BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
		     (Continued)

Results of Operations (Continued)
---------------------------------

1995 Compared to 1994
---------------------

Income Before Provision for Income Taxes
----------------------------------------

    Income before provision for income taxes for 1996 was $869,000, as compared to $1,156,000 for 1995. The 1996 decrease of $287,000 resulted from the reduction in gross profit margin, increased selling, general and administrative expenses and interest costs.

Provision for Income Taxes
--------------------------

    The increase in 1996 income taxes on pre-tax income of $869,000, compared with income taxes on pre-tax income of $1,156,000 in 1995, arose from the overaccrual of 1994 income taxes resulting in a reduction of 1995 income taxes and by a 1995 upward adjustment of alternative minimum taxes available.

		   BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
		     (Continued)

Results of Operations
---------------------

1995 Compared to 1994
---------------------

Net Sales
---------

    Net sales for the 1995 year aggregated $34.1 million, representing a decrease of $2.0 million, or 5.7%, as compared to net sales volume of $36.2 million recorded by the Company for 1994. Although net sales dollars decreased by 5.7%, total pounds shipped decreased by 12.8%. Full yarn sales made by the Company were almost equivalent in both dollar and pounds shipped for both 1995 and 1994. Sales from commission yarn sales (the dyeing and processing of customer owned yarns) decreased both in dollars and pounds by 33.9% and 41.6%, respectively, in 1995 compared with 1994.

Cost of Sales and Gross Margin
------------------------------

    Cost of sales which aggregated $30.7 million for 1995 only decreased by $262,000 or 0.8%, as compared to 1994.

    In spite of the decline in net sales dollars, material costs only decreased by 1.4% compared to 1994, inasmuch as full yarn sales for 1995 were almost equivalent in dollars and pounds with the 1994 year.

    Labor costs decreased by 0.3% and manufacturing overhead actually increased by 3.0%, as a result of costs incurred for the time and overhead spent in absorbing the new technology undertaken by the Company in 1995.

    Inasmuch as net sales for 1995, as compared to 1994, decreased by 5.7%, while costs of sales decreased by only 0.8%, the 1995 gross margin decreased to 10.2%, as compared to 14.5% recorded in 1994.

Selling, General and Administrative Expenses
--------------------------------------------

    Selling, general and administrative expenses for 1995 aggregated $1.9 million, or 5.7%, of net sales, as compared to $1.6 million, or 4.4%, of net sales in 1994. The increase resulted primarily from management salaries and fringe costs, travel costs, professional services, stockholders' informational data, commissions, and employee benefits.

Factor's Charges
----------------

    Factor's charges for 1995 aggregated $178,000, or 0.5% of net sales, as compared to $235,000, representing 0.6% of net sales in 1994. The ratio of sales made to factored accounts versus nonfactored accounts for 1995 remained approximately the same as 1994. However, the factoring rate paid to the factor was reduced during 1995.

		   BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
		     (Continued)

Results of Operations
---------------------

1995 Compared to 1994 (Continued)
---------------------------------

Operating Margins
-----------------

    As a result of the discussion above with respect to the 1995 decrease in net sales with the concurrent reduction in gross profit percentage, together with the increase in the percentage to net sales of selling, general and administrative expenses, the Company reported operating earnings of $1.4 million in 1995, compared to operating earnings of $3.4 million in 1994.

Interest Income
---------------

    Interest income for 1995 was $68,000 as compared to $84,000 in 1994. The 1996 interest income was primarily interest earned from matured funds held by the Company's factor and funds held in a money market account with the Company's bank.

Sundry Other Income
-------------------

    Sundry other income increased to $12,000 in 1995, as compared to $6,000 in 1994.

    The increase of $6,000 was primarily due to additional revenue from scrap parts sales.

Interest Expense
----------------

    Interest expense for the year ended December 30, 1995 increased to $282,000, as compared to $159,000 in 1994. Interest expense for 1995 and 1994 resulted primarily from interest on the Company's long-term debt. The increase resulted from additional long-term debt incurred to fund the acquisition of property, plant and equipment which aggregated $6,372,000 in 1995.

Income Before Provision for Income Taxes
----------------------------------------

    Income before provision for income taxes for 1995 was $1,156,000, as compared to $3,376,000 for 1994. The 1995 decrease of $2,220,000 resulted from the reduction in sales for 1995, coupled with the reduction in gross profit margin, increased selling, general and administrative expenses and interest costs.

		   BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
		     (Continued)

Results of Operations
---------------------

1995 Compared to 1994 (Continued)
---------------------------------

Provision for Income Taxes
--------------------------

    Provision for income taxes in 1995 was impacted by an upward adjustment of the alternative minimum taxes available and by the overaccrual of 1994 income taxes, resulting in a reduction in 1995 income taxes. In 1994, the income tax provision was reduced as a result of the overaccrual in 1993 of a valuation allowance on deferred tax assets. The following table represents an analysis of the tax provisions for 1995 and 1994:

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

		   BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
		     (Continued)

Results of Operations
---------------------

1996 - 1993 Sales Analysis
--------------------------

    The table below sets forth an analysis of sales volume for the period 1993 to 1996, inclusive. The table below discloses that full yarn sales prices decreased from the high of $3.64 per pound in 1993 to $3.58 in 1994, $3.60 in 1995 and $3.29 in 1996. Unit prices for commission sales increased from $1.43 in 1993 to $1.60 in 1994, $1.82 in 1995 and $1.74 in 1996.

                            				     % of      Sales $
                    			 % of      Pounds of      Per
             		       Net Sales   Yarn Sold     Pound
             		       ---------   ---------     -----
1996:
Yarn sales                94%         89%       $3.29
Commission sales           6          11         1.74
             		       ---------   ---------     -----
    Total                100%        100%
             		       ---------   ---------

1995:
  Yarn sales              88%         79%       $3.60
  Commission Sales        12          21         1.82
             		       ---------   ---------     -----
    Total                100%        100%
             		       ---------   ---------

1994:
  Yarn sales              83%         69%       $3.58
  Commission Sales        17          31         1.60
             		       ---------   ---------     -----
    Total                100%        100%
             		       ---------   ---------

1993:
  Yarn sales              82%         64%       $3.64
  Commission Sales        18          36         1.43
             		       ---------   ---------     -----
    Total                100%        100%
             		       ---------   ---------

		   BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
		     (Continued)


Liquidity and Capital Resources:
--------------------------------

    The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of December 28, 1996, the Company had $3,033,000 due from its factor, all of which matured on January 17, 1997.

    The Company has a line of credit loan from its bank under which the Company may borrow the lesser of $2,000,000 and the borrowing base (as defined). Credit balances due the Company under its factoring contract have been assigned to the bank as collateral for loans under this line of credit.

    The Company had inventories of $3,451,000 as of December 28, 1996. The Company's average inventories aggregated approximately $3,177,000 for 1996, representing approximately 47 days inventory on hand.
The Company's inventories turn approximately 6 to 8 times each year.

    The Company's working capital increased by approximately $2,697,000 at December 28, 1996 from that of December 30, 1995, primarily as a result of 1996 earnings, and an increase in long-term debt. The working capital of the Company and its line of credit with its bank are deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:

                     			      1996          1995          1994
                     			      ----          ----          ----
Working capital            $8,166,976    $5,469,831    $5,870,156
Working capital ratio        5.7 to 1      3.5 to 1      3.0 to 1

    As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at December 28, 1996 and December 30, 1995:

                            				   December 28,   December 30,
                             				      1996           1995
Cash, cash equivalents
 and receivables                    $5,355,639     $3,808,934
Current liabilities                  1,737,646      2,171,155
                            				    ----------     ----------
Excess of quick assets
 over current liabilities           $3,617,993     $1,637,779
                            				    ==========     ==========

		   BURKE MILLS, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
		     (Continued)

Liquidity and Capital Resources: (Continued)
--------------------------------------------

    The aggregate long-term debt, at December 28, 1996 was $6,000,000, compared to $5,179,678 at December 30 1995. In order to finance the acquisition of new property, plant and equipment of $6,371,819 in 1995, and $1,024,598 in 1996, the Company incurred a new long-term debt of $6,000,000, as more fully described in Note 7 of Notes to Financial Statements. Pursuant to an agreement with its bank, the new obligation will have no principal maturities until February 1998. Thereafter, principal payments of $62,500 will be payable monthly for 96 consecutive months.

    The Company's long-term debt to equity ratios aggregated 46.8% at December 28, 1996, 40.6% at December 30, 1995 and 8.8% at
December 31, 1994.

    Capital budget expenditures approved for 1997 aggregate $531,000; however, capital expenditures for 1997 may aggregate approximately $1,000,000.

Environmental Matters
---------------------

    During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental
Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past, but no longer used. The contamination was reported to the North Carolina Department of Health, Environment and Natural Resources (DEHNR). DEHNR required a Comprehensive Site Assessment, which has been completed. The Company has retained an environmental engineering firm to conduct testing and to prepare a Corrective Action Plan for submission to DEHNR. The Company is informed that because the levels of groundwater contamination are low and no sources of drinking water are affected, remediation may not be required. If contamination has moved off site, the groundwater may have to be pumped out of the ground and into the municipal sewer system for treatment. The Company's environmental engineering firm has estimated at this time a maximum remediation expense of $250,000 if extensive remediation is necessary.

Inflation
---------

    In spite of raw material price increases in 1994, 1995 and 1996, the Company does not believe that operations for the periods discussed have been significantly affected by inflation. Further, the Company's performance in maintaining control over elements of overhead, in conjunction with the infusion of state of the art dyeing technology, have enabled it to remain competitive with its competition.

	  COLE, SAMSEL & BERNSTEIN LLC
	  Certified Public Accountants

305 Madison Avenue                                    2 Essex Street
New York, NY 10165                                    Lodi, NJ  07644
(212) 972-9600                                        (201) 368-9300
FAX: (212) 972-9605                                   FAX: (201) 368-9069

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report


To the Stockholders and Board of Directors of Burke Mills, Inc.

    We have audited the accompanying balance sheets of Burke Mills, Inc. as of December 28, 1996 and December 30, 1995, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. as of December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



		/s Cole, Samsel & Bernstein LLC
		Certified Public Accountants

Lodi, New Jersey
January 24, 1997

			   BURKE MILLS, INC.

			    BALANCE SHEETS

                                           					  December 28,  December 30,
                                           						     1996          1995
                                           					  ------------  ------------
     ASSETS
Current Assets
 Cash and cash equivalents                         $ 2,157,428   $   834,833
 Accounts receivable                                 3,198,211     2,974,101
 Inventories                                         3,450,805     2,869,939
 Prepaid expenses and other current assets              94,028        92,667
 Prepaid income taxes                                  129,340       289,846
 Deferred income taxes                                 874,810       579,600
                                             			  ------------  ------------
      Total Current Assets                           9,904,622     7,640,986
                                          						  ------------  ------------
Property, Plant and Equipment                       26,194,241    25,186,871
 Less:  Accumulated depreciation                    13,550,436    12,059,241
                                          						  ------------  ------------
 Property, Plant and Equipment - Net                12,643,805    13,127,630
                                          						  ------------  ------------
Other Assets
 Investment                                              5,993        -
                                           					  ------------  ------------
                                          						   $22,554,420   $20,768,616
                                          						  ============  ============


    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term debt              $     -      $   215,990
 Accounts payable                                    1,436,054    1,508,476
 Accrued salaries and wages                            129,952      123,637
 Other liabilities and accrued expenses                171,640      323,052
                                           					  ------------  ------------
    Total Current Liabilities                        1,737,646    2,171,155

Long-Term Debt                                       6,000,000    4,963,688

Deferred Income Taxes                                2,003,300    1,405,700
                                          						  ------------  ------------
   Total Liabilities                                 9,740,946    8,540,543
                                          						  ------------  ------------

Shareholders' Equity
 Common stock, no par value (stated value, $.66)
  Authorized - 5,000,000 shares
  Issued and outstanding - 2,741,168 shares          1,809,171     1,809,171
 Paid-in capital                                     3,111,349     3,111,349
 Retained earnings                                   3,892,954     7,307,553
                                               	  ------------  ------------
    Total Shareholders' Equity                      12,813,474    12,228,073
                                          						   $22,554,420   $20,768,616
                                          						  ------------  ------------

[FN]
See notes to financial statements.

		   BURKE MILLS, INC.

	       STATEMENTS OF OPERATIONS


                                          						    Year Ended
                                          						    ----------
                            				      December 28,  December 30, December 31,
                                   					  1996         1995         1994
                            				      -----------   -----------  -----------
Net Sales                             $40,648,920   $34,148,493   $36,193,757
                            				      -----------   -----------  -----------
Costs and Expenses
 Cost of sales                         36,887,077    30,666,567    30,928,103
 Selling, general and administrative
  expenses                              2,337,450     1,945,951     1,597,829
 Factor's charges                         194,427       177,901       235,253
                            				      -----------   -----------  -----------
   Total Costs and Expenses            39,418,954    32,790,419    32,761,185
                            				      -----------   -----------  -----------

Operating Earnings                      1,229,966     1,358,074    3,432,572
                            				      -----------   -----------  -----------

Other Income
 Interest income                           35,567        67,966       84,306
 Gain on sale of property assets           93,940          -          11,680
 Other, net                                 4,891        12,275        5,919
                            				      -----------   -----------  -----------
   Total Other Income                     134,398        80,241      101,905
                            				      -----------   -----------  -----------

Other Expenses
 Interest expense                         495,009       281,752      158,669
 Loss on disposal of property assets         -              112         -
                             				      -----------   -----------  -----------
   Total Other Expenses                   495,009       281,864      158,669
                            				      -----------   -----------  -----------

Income Before Provision for
 Income Taxes                             869,355     1,156,451    3,375,808
Provision for Income Taxes                283,954       212,210      866,800
                             			      -----------   -----------  -----------
Net Income                             $  585,401    $  944,241   $2,509,008
                            				      ===========   ===========  ===========

Net Earnings Per Share                 $      .21    $      .34   $      .92
                            				      ===========   ===========  ===========

Weighted Average Common Shares
 Outstanding                            2,741,168     2,741,168    2,741,168
                            				      ===========   ===========  ===========

[FN]
See notes to financial statements.


		   BURKE MILLS, INC.

      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

       FOR THE THREE YEARS ENDED DECEMBER 28, 1996

				   Common Stock
				   No Par Value
			    Stated Value $.66 Per Share
  				 5,000,000 Shares
			    Authorized
       ----------------------
                            				Shares       Paid-in     Retained   Shareholders'   Total
                             			Issued       Amount      Capital      Earnings      Equity
                     			       ---------   ----------   ----------   ----------  -----------

Balance at January 1, 1994     2,741,168    1,809,171    3,111,349    3,854,304    8,774,824
Net income for the
 year ended December 31, 1994      -            -            -        2,509,008    2,509,008
                       	       ---------   ----------   ----------   ----------  -----------
Balance at December 31, 1994   2,741,168    1,809,171    3,111,349    6,363,312   11,283,832
Net income for the year ended
December 30, 1995                  -            -            -          944,241      944,241
                     			       ---------   ----------   ----------   ----------  -----------
Balance at December 30, 1995   2,741,168   $1,809,171   $3,111,349   $7,307,553  $12,228,073
Net income for the year ended
December 28, 1996                  -            -            -          585,401      585,401
                     			       ---------   ----------   ----------   ----------  -----------
Balance at December 28, 1996   2,741,168   $1,809,171   $3,111,349   $7,892,954  $12,813,474
                     			       =========   ==========   ==========   ==========  ===========

See notes to financial statements.

		   BURKE MILLS, INC.

	       STATEMENTS OF CASH FLOWS
                                                 							      Year Ended
                                            				---------------------------------------
                                          						December 28,  December 30,  December 31,
                                           						   1996          1995           1994
                                           					------------  ------------   ----------
Cash flows from operating activities:
 Net income                                     $   585,401    $  944,241     $2,509,008
                                          						------------  ------------   ----------

 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                   1,508,423      1,051,529     1,006,448
  (Gain) loss on sales of plant and equipment,
   including losses on disposals                   (93,940)           112       (11,680)
  Deferred income taxes                            302,390          2,800        24,300
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable     (224,110)       318,055       (922,279)
   (Increase) decrease in inventories             (580,866)        54,255       (356,612)
   (Increase) in prepaid expenses, taxes
      and other current assets                     159,145       (194,561)      (160,430)
   Decrease in other noncurrent assets              (5,933)          -              -
   Increase (decrease) in accounts payable         (72,422)       595,200      (158,836)
   Increase (decrease) in income taxes payable        -          (581,267)      320,034
   Increase (decrease) in accrued salaries
     and wages                                       6,315       (247,036)      167,953
   Increase (decrease) in other liabilities
     and accrued expenses                          (57,472)        60,554      (232,301)
	                                          					------------  ------------   ----------
	   Total Adjustments                              941,470       1,059,641      (323,403)
                                          						------------  ------------   ----------
Net cash provided by operating activities        1,526,871      2,003,882     2,185,605
                                           					------------  ------------   ----------
Cash flows from investing activities:
 Acquisition of property, plant and equipment   (1,024,598)    (6,371,819)   (1,540,952)
 Proceeds from sales of plant and equipment          -              -            11,680
                                             			------------  ------------   ----------
Net cash (used) by investing activities         (1,024,598)    (6,371,819)    (1,529,272)
                                            				------------  ------------   ----------
Cash flow from financing activities:
 Proceeds from long-term bank note               1,670,663      4,180,957       148,380
 Principal payments of long-term debt             (850,341)      (812,176)     (874,455)
                                          						------------  ------------   ----------
Net cash provided (used) by financing activities   820,322      3,368,781      (726,075)
                                          						------------  ------------   ----------
Net (decrease) in cash and cash equivalents      1,322,595      (999,156)       (69,742)
Cash and cash equivalents at beginning of year     834,833     1,833,989      1,903,731
                                           					------------  ------------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR        $2,157,428    $  834,833     $1,833,989
                                          						============  ============   ==========

See notes to financial statements.

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

    Accounting period - The Company's fiscal year is the 52 or 53 period ending the Saturday nearest to December 31. Fiscal years 1996, 1995 and 1994 ended on December 28, 1996, December 30, 1995 and December 31, 1994, respectively. The fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 all consisted of 52 weeks.

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

    Use of Estimates in Preparing Financial Statements -In preparing financial state-ments in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE

    The Company is engaged in twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

    With respect to its operations, the Company's products and its services for others on a commission basis, are sold and/or performed for customers primarily located in the territorial limits of the United States. The Company did have sales to customers in Mexico, during the three fiscal years ended December 28, 1996, which amounted to 4.2% in 1996, 0.5% in 1995 and 2.6% in 1994. Additionally, sales to customers in Canada in 1996, 1995 and 1994 aggregated 2.8%, 1.2% and 1%, respectively. Other than sales to Mexico and Canada, as discussed above, the Company had no other sales in foreign markets during the three year period ended December 28, 1996. For the three year period ended December 28, 1996, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

    In connection with sales to major customers, only one customer has exceeded 10% of the Company's sales during each of the three years ended December 28, 1996. One other customer has exceeded 10% in 1996 and 1994, and a third customer has exceeded 10% of aggregate sales in 1995. For the purpose of this determination, sales to groups of companies under common control have been combined and accounted for as sales to individual companies. The following table gives information with respect to these three customers:

			 Percentage of
		Amount     Net Sales
1996
----
Customer 1    $5,387,000     13.3%
Customer 2     4,074,000     10.0%
Customer 3         *

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE (Continued)

1995
----
Customer 1   $3,706,000      10.9%
Customer 2        *
Customer 3    3,534,000      10.3%

1994
----
Customer 1   $4,653,000      12.9%
Customer 2    3,929,000      10.9%
Customer 3        *

*Less than 10%.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable comprise the following:


                             			  December 28,  December 30,
                             				     1996          1995
                            				  ------------  ------------
Account current - factor
    Due from factor on regular
      factoring account            $3,032,655    $2,808,790
Non-factored accounts receivable      165,556       165,311
                           				  ------------  ------------
	Total                             $3,198,211    $2,974,101

    Pursuant to a factoring agreement, the Company sells substantial portions of its accounts receivable to a commercial factor without recourse, up to maximum credit limits established by the factor for individual accounts. Amounts invoiced to customers on accounts receivable factored in excess of the established maximum credit limits are sold to the factor with recourse in the event off nonpayment by customers.

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE (Continued)

    The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the average maturity of the receivables sold (as defined), it is required to pay interest to the factor on these advances. In connection with such advances from its factor, the Company incurred interest costs of only $5,442 in 1996 and $4,929 in 1995. The Company incurred no interest costs during the 1994 year, inasmuch as it borrowed no funds from its factor during that year.

    The Company's factor is collateralized by the accounts receivable sold to the factor. No interest in inventory, other than returned goods, has been granted to the factor under the factoring contract.

    The following represents a summary of advances on receivables received from the Company's factor prior to the average maturity of the receivables for the year ended December 28, 1996:

	Balance at end of year                 $       215
	Maximum outstanding at any month end       397,952
	Average amount outstanding during
	    the year                                56,399
	Weighted average interest rate                8.75%

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

    Inventories are summarized as follows:


                     			      December 28,  December 30,
                             				 1996          1995
                     			      ------------  ------------

Finished and in process        $2,191,957    $1,918,400
Raw materials                     709,099       447,691
Dyes and chemicals                394,335       378,528
Other                             155,414       125,320
                     			      ------------  ------------
   Total                       $3,450,805    $2,869,939

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

    Major classifications of property, plant and equipment are as follows:

			    December 28, 1996         December 30, 1995
			   -------------------       -------------------
                       				   Accumulated               Accumulated
                     			    Cost   Depreciation       Cost   Depreciation
               		       ----------  ---------     ----------   ---------

Land                   $   78,032  $    -        $   78,032   $    -
Land improvements         136,504     73,954        136,504      71,053
Buildings and
  improvements          6,204,501  3,910,833      6,141,537  3,735,393
Plant machinery and
  equipment            18,447,105  8,973,505     18,042,785   7,761,106
Office equipment        1,205,764    488,245        670,658     379,893
Automotive equipment      122,335    103,899        117,355     111,796
              		       ----------  ---------     ----------   ---------
     Total            $26,194,241 $13,550,436   $25,186,871  $12,059,241
              		      =========== ===========   ===========  ===========

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LINE OF CREDIT LOAN

    Pursuant to a loan agreement dated March 29, 1996, the Company secured a line of credit facility from its bank wherein it may borrow, repay and reborrow amounts from the line of credit facility for short-term working capital needs. The aggregate principal amount outstanding at any time under this loan may not exceed the lesser of $2,000,000 and the borrowing base (as defined). Interest on this loan facility is at a rate that varies with the Libor Rate and is payable on the last day of each month. The line of credit loan has an initial maturity of April 30, 1997, unless extended by the bank in its sole discretion.

    The following represents a summary of borrowings on the line of credit loan during 1996:

	Balance at end of year               $      NONE
	Maximum outstanding during the year     1,195,000
	Average outstanding during the year       435,000
	Weighted average interest rate                7.7%

NOTE 7 - LONG-TERM DEBT
    On March 29, 1996, the Company entered into a new loan agreement with its bank providing for a term loan of $6,000,000 and, as discussed in Note 6 above, a line of credit facility of $2,000,000 for ongoing, short-term working capital needs. The new term loan refinanced the two formerly existing term loans, and accordingly, all term obligations were consolidated into the one $6,000,000 obligation.
This new loan is secured by (1) a first Deed of Trust on property and buildings located at the Company's manufacturing sites in North Carolina, (2) a first lien position on the new equipment and machinery installed at these manufacturing sites and (3) a first lien position on the existing machinery and equipment located at the Company's manufacturing sites.

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

    Under the new term loan agreement, interest only will be payable monthly until February, 1998. Thereafter, principal maturities will be payable in the amount of $62,500 per month for ninety-six consecutive months plus interest at the fixed rate of 8.06%.
In order to effect this fixed interest rate, the bank converted its interest rate cap into a fixed rate loan by entering into a fixed rate hedge contract with the Company. Under this fixed rate hedge contract, the Company will pay the bank 8.06% for the term of the contract. The floating rate (LIBOR plus 1.9%) that the Company will pay the bank will be equal to the floating rate that the bank's capital markets will pay to the Company. Whether LIBOR RATES rise or fall over the life of the loan agreement, the Company will continue to pay the bank a fixed rate of 8.06% for the life of the contract, thereby creating a fixed rate loan.

    Among other things, covenants include a debt service coverage ratio, a limit on annual property asset acquisitions exclusive of property acquired with the loan proceeds under this new loan agreement, the retirement or acquisition of the Company's capital stock in excess of a stated amount, the maintenance of a minimum tangible net worth which shall increase by a stated amount annually, a minimum quick ratio, and a maximum debt to tangible net worth ratio.

    The annual principal maturities of the long-term debt at
December 28, 1996 are as follows:
Current portion                         $     -
1998                   $  687,500
1999                      750,000
2000                      750,000
2001                      750,000
Thereafter              3,062,500        6,000,000
              		       ----------       ----------
                                   					$6,000,000
                                   					==========

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS

NOTE 8 - OTHER LIABILITIES AND ACCRUED EXPENSES

Other liabilities and accrued expenses consist of the following:

                                  					   December 28, December 30,
                                   					       1996          1995
                                   					   -----------  ------------
Employee health insurance                  $     -       $   11,920
Payroll taxes payable                          44,716        39,971
Utilities payable                              90,669        80,768
Accrued interest                               12,125        31,918
Deferred credit                                  -           93,940
Other                                          24,130        64,535
                                   					   -----------  ------------
              		       Total                 $171,640      $323,052
                                   					   ===========  ============

NOTE 9 - INCOME TAXES

    The Company uses the liability method as required by FASB
Statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

    The items which comprise deferred tax assets and liabilities are as follows:

                           					December 28,     December 30,
                            					   1996             1995
                           					------------     ------------
Deferred Tax Assets:
Alternative minimum taxes paid     $608,825         $573,400
	Net operating loss carryforward    246,100             -
	Inventory capitalization             8,300            6,200
	Business credits                    11,585             -
                            				------------     ------------
                            					  $874,810         $579,600
                           					============     ============
Deferred Tax Liabilities:
   Accelerated depreciation for
       tax purposes              $2,003,300       $1,405,700
                               	============     ============

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

     Provision for income taxes consists of:

                                          						 Year Ended
                               	   --------------------------------------
                            				   December 28,  December 30,  December 31,
                               	      1996          1995          1994
                            				      ----          ----          ----
Current
 Federal                            $   -         $120,978      $674,100
 State                                  -           88,432       168,400
Deferred                             283,954         2,800        24,300
                             			    --------      --------      --------
  Total                             $283,954      $212,210      $866,800
                              		    ========      ========      ========



    The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:

                                           						 Year Ended
                               			   --------------------------------------
                             				   December 28,  December 30,  December 31,
                             				      1996          1995          1994
                             				      ----          ----          ----
Income before income taxes            $869,355    $1,156,451  $3,375,808
Federal income tax rate                    34%           34%         34%
                             				    ----------    ----------    --------
Computed taxes at maximum
  statutory income tax rate            295,581       393,193   1,147,775
	State income taxes, net of
	  Federal income tax benefit           44,468        60,205     174,425
   Adjustment for deferred
    income taxes                       (20,670)          -           -
   Alternative minimum tax adjustment  (35,425)     (174,883)        -
   Overaccrual of prior year
    income taxes                           -         (59,336)        -
   Other                                   -          (6,969)        -
   Overaccrual of prior year
    valuation allowance on
    deferred tax assets                    -             -      (455,400)
                               		    ----------    ----------    --------
       Provision for Income Taxes   $  283,954    $  212,210    $866,800
                             				    ==========    ==========    ========

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STATEMENTS OF CASH FLOWS

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest was $514,802 in 1996, $257,533 in 1995 and $159,750 in 1994.
Cash paid for income taxes aggregated $6,159 in 1996, $1,080,668 in 1995 and $522,466 in 1994.

NOTE 11 - RENTAL EXPENSES AND LEASE COMMITMENTS

Rental expenses under all lease commitments for the three fiscal years ended December 28, 1996, aggregated $39,635, $46,153 and $34,159, respectively. Minimum lease commitments under terms of all noncancelable leases, which consist only of leased equipment, are as follows as of December 28, 1996:

1997              $41,668
1998               27,091
1999               11,908
2000                8,352
2001                8,352
               		---------
              		  $97,371


NOTE 12 -  QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands of dollars except for per share amounts)

                                          						Quarter
                           				First      Second      Third      Fourth
1996
Net sales                     $9,905      $10,304    $10,225     $10,215
Cost of sales                  9,215        9,519      9,122       9,031
Gross profit                     690          785      1,103       1,184
Net income (loss)               (40)           26        285         314
Net income (loss) per
    common share              $ (.02)     $   .01    $   .11     $   .11

1995
Net sales                      $9,545      $8,586     $7,385      $8,632
Cost of sales                   8,364       7,488      7,127       7,687
Gross profit                    1,181       1,098        258         945
Net income (loss)                 396         369       (173)        352
Net income (loss) per
 common share                 $  0.14     $  0.14   ($  0.06)    $  0.12

1994
Net sales                      $8,787      $9,075     $9,521       $8,811
Cost of sales                   7,572       7,779      8,198        7,379
Gross profit                    1,215       1,296      1,323        1,432
Net income                        465         889        524          631
Net income per
 common share                 $  0.17     $  0.32    $  0.19      $  0.24

		   BURKE MILLS, INC.

	     NOTES TO FINANCIAL STATEMENTS

NOTE 13 -  EMPLOYEE BENEFIT PLAN

    The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust which has been qualified under
Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. Based on the Company's profit sharing formula, no provision was required for matching contributions in 1996. Matching contributions of $94,176 and $303,504 were made for 1995 and 1994, respectively.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 25th to the 30th of the following month.
At December 28, 1996, the Company had $3,032,655 due from its factor with a maturity date of January 17, 1997. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.

NOTE 15 - OTHER COMMITMENTS

    (a) The Company was committed to an outstanding irrevocable import letter of credit of $170,300 on December 28, 1996 covering machinery purchases of approximately $174,000. The machinery is to have a latest shipment date of May 30, 1997, and the letter of credit expires June 15, 1997. The differential between the letter of credit and the purchase price is to be covered by a single invoice issued by the vendor to the Company.

    (b) In addition to the foregoing, as at December 28, 1996, the Company had executed purchase orders for capital projects totaling $230,000.

    (c) During 1996, in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past, but no longer used. The contamination was reported to the North Carolina Department of Health, Environment and Natural Resources (DEHNR). DEHNR required a Comprehensive Site Assessment, which has been completed. The Company has retained an environmental engineering firm to conduct testing and to prepare a Corrective Action Plan for submission to DEHNR. The Company has been informed that because the levels of groundwater contamination are low and no sources of drinking water are affected, remediation may not be required. If contamination has moved off site, the groundwater may have to be pumped out of
the   ground   and into the municipal sewer system for treatment.The
Company's environmental engineering firm has estimated at this time a maximum remediation expense of $250,000 if extensive remediation is necessary.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	       ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in nor disagreements with accountants on accounting and financial disclosure during the Company's two most recent fiscal years or during any subsequent interim period.
The current accounting firm for the Company, Cole, Samsel & Bernstein LLC of New York, New York, and Lodi, New Jersey, has served as accountants for the Company during the last two most recent fiscal years.

			       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required for Part III of this report
(Items 10-13) is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A, involving the election of directors, which is expected to be filed not later than 120 days after the end of the fiscal year covered by this report.

	PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
		SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report.

	(a)1.  Report of Independent Certified Public Accountants.

	The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in
	Part II Item 8, are listed below:

		Auditors' report

		Balance sheets
		   December 28, 1996
		   December 30, 1995

		Statements of operations
		   Year ended December 28, 1996
		   Year ended December 30, 1995
		   Year ended December 31, 1994

		Statements of changes in shareholders' equity
		   Year ended December 28, 1996
		   Year ended December 30, 1995
		   Year ended December 31, 1994

		Statements of cash flows
		   Year ended December 28, 1996
		   Year ended December 30, 1995
		   Year ended December 31, 1994

			Notes to financial statements

	(a)2.  The financial statement schedules required to be filed by
Item 8 of this form and by paragraph (d) of Item 14 are included in
Part IV of this report and are as follows:

	Schedule II - Valuation and qualifying accounts
		   Year ended December 28, 1996
		   Year ended December 30, 1995
		   Year ended December 31, 1994

    All other financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or the notes thereto.

    (a)3. The exhibits required by Item 601 of Regulation S-K and paragraph (c) of Item 14 are the articles of incorporation and by-laws of the Company which are incorporated herein by reference from the Amendment on Form 8 to the annual report on Form 10-K of the Company for the fiscal year ended January 2, 1982 previously filed with the Commission. The exhibit required by Item 601(c) of Regulation SK, Financial Data Schedule, is set forth on page 39 of this report.

    (b) During the last quarter of the period covered by this report one report on Form 8-K was filed. The only item reported was Item 5 (Other Events). No financial statements were filed.
The date of the report was December 5, 1996.

    (c)  See sub-Item (a)3 above.

    (d)  See sub-Item (a)2 above.

			      SCHEDULE II

		   VALUATION AND QUALIFYING ACCOUNTS

	      FOR THE THREE YEARS ENDED DECEMBER 28, 1996


Column A                       Column B    Column C    Column D     Column E
                           		 Balance at                           Balance at
                           		beginning of                            end of
Description                     period     Additions  Deductions     period
-----------                  ------------  ---------  ----------    ----------
Valuation Allowance on
Deferred Income Tax Assets:

Year Ended December 28, 1996  $    -       $    -      $    -       $     -

Year Ended December 30, 1995       -            -           -             -

Year Ended December 31, 1994   623,309          -       623,309(a)        -

    a. For the year ended January 1, 1994, the Company recorded deferred tax assets of $1,136,409, representing possible future realization of these deferred tax assets. In accordance with the provisions of FASB No. 109, a valuation allowance of $623,309 was deemed adequate for that portion of the deferred tax assets which might not be probable of realization.

    For the year ended December 31, 1994, $167,909 of the valuation allowance was utilized in the realization of the deferred tax assets provided for the year ended January 1, 1994. Inasmuch as no further valuation allowance was deemed necessary as of December 31, 1994, $455,400 was credited to the provision for income taxes for the year ended December 31, 1994. Accordingly, the Company believes that its deferred tax assets as of December 31, 1994 will be realized and no valuation allowance was required as of December 31, 1994.

	  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     March 28, 1997         BURKE MILLS, INC.

By:   /s Humayun N. Shaikh
      Humayun N. Shaikh, Chairman of the Board
      (Principal Executive Officer)

By:   /s Richard F. Whisenant
      Richard F. Whisenant
      President
      (Principal Financial Officer)

By:   /s David E. Truscott
      David E. Truscott
      Accounting Manager
      (Principal Accounting Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 28, 1997       /s Humayun N. Shaikh
			      Humayun N. Shaikh, Director


Date:    March 28, 1997       /s Richard F. Whisenant
			      Richard F. Whisenant, Director


Date:    March 28, 1997       /s Ahmed H. Shaikh
			      Ahmed H. Shaikh, Director