Form 10-Q
period 1997-03-29
BURKE MILLS INC
filed 1997-05-09
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

                  Commission File Number 0-5680

                        BURKE MILLS, INC.
     (Exact name of registrant as specified in its charter)

            NORTH CAROLINA                56-0506342
       (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization )    Identification No.)

     191 Sterling Street, N.W.
      Valdese, North Carolina                28690
(Address of principal executive offices)  ( Zip Code)

                         (704) 874-6341
       (Registrant's telephone number, including area code)


                           No Changes


     (Former name, former address and former fiscal year, if
                   changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
     days.     Yes   X      No _____

              APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 9, 1997, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                          BURKE MILLS, INC.

                              INDEX


PART 1 -  FINANCIAL INFORMATION                        Page Number

          Item 1 - Financial Statements

            Condensed Balance Sheets
            March 29, 1997 and December 28, 1996            3

            Condensed Statements of Operations and
            Retained Earnings
            Thirteen Weeks Ended March 29, 1997
                             and March 30, 1996             4

            Statements of Cash Flows
              Thirteen Weeks Ended March 29, 1997
                               and March 30, 1996           5

            Notes to Condensed Financial Statements         6

          Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations
                   12



Part II - OTHER NFORMATION

          Item 6 -  Exhibits and Reports on Form 8-K       16
          Item 6 (a)Financial Data Schedule                17


SIGNATURES                                                 18

                        BURKE MILLS, INC.
                    CONDENSED BALANCE SHEETS

                                             March 29,  December 28,
                                                  1997      1996
                                                  ----      ----
                                            (Unaudited)  ( Note A)
                             ASSETS
Current Assets
     Cash and cash equivalents               $ 2,570,264 $ 2,157,428
     Accounts receivable                       4,125,827   3,198,211
     Inventories                               3,027,699   3,450,805
     Prepaid expenses and other current
       assets                                    128,746      94,028
     Prepaid and refundable income taxes         129,340     129,340
     Deferred income taxes                       844,610     874,810
                                              ----------  ----------
          Total Current Assets                10,826,486   9,904,622
                                              ----------  ----------

Property, Plant and Equipment - at cost       26,414,748  26,194,241
  Less:  Accumulated depreciation             13,939,270  13,550,436
                                              ----------  ----------
Property, Plant and Equipment - Net           12,475,478  12,643,805
                                              ----------  ----------

Other Assets
     Investment                                   5,993        5,993
                                              ----------  ----------
                                             $23,307,957 $22,554,420
                                              ==========  ==========


              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt       $   125,000 $        --
  Accounts payable                             1,730,915   1,436,054
  Accrued salaries, wages and vacation pay       256,115     129,952
  Other liabilities and accrued expenses         298,929     171,640
                                              ----------  ----------
Total Current Liabilities                      2,410,959   1,737,646

Long-term Debt                                 5,875,000   6,000,000

Deferred Income Taxes                          2,065,186   2,003,300
                                              ----------  ----------
          Total Liabilities                   10,351,145   9,740,946
                                              ----------  ----------

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
   Authorized - 5,000,000 shares
   Issued and outstanding -
          2,741,168 shares                     1,809,171   1,809,171
     Paid-in capital                           3,111,349   3,111,349
     Retained earnings                         8,036,292   7,892,954
                                              ----------  ----------
Total Shareholders' Equity                    12,956,812  12,813,474
                                              ----------  ----------
                                             $23,307,957 $22,554,420
                                              ==========  ==========



Note A: The December 28, 1996 Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

[FN]
           See notes to condensed financial statements

                        BURKE MILLS, INC.

    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (Unaudited)


                                             Thirteen       Thirteen
                                           Weeks Ended    Weeks Ended
                                             March 29,      March 30,
                                               1997           1996
                                               ----           ----

   Net Sales                                $10,060,164   $ 9,904,583
                                            -----------   -----------

   Cost and Expenses
     Cost of sales                            9,060,745     9,214,708
      Selling, general and
        administrative expenses                 624,776       590,973
      Factor's charges                           44,846        45,671
                                            -----------   -----------
        Total Costs and Expenses              9,730,367     9,851,352
                                            -----------   -----------

   Operating Earnings                           329,797        53,231
                                            -----------   -----------

   Other Income
   Interest income                               27,649         2,911
   Other, net                                       668         1,055
                                            -----------   -----------
     Total                                       28,317         3,966
                                            -----------   -----------
   Other Charges
   Interest expense                             122,691       123,665
                                            -----------   -----------

   Income (Loss) Before Provision
         for Income Taxes (Credit)              235,423       (66,468)

   Provision for Incomes Taxes (Credit)          92,085       (25,989)
                                            -----------   -----------

   Net Income (Loss)                            143,338       (40,479)

   Retained Earnings at Beginning of
          Period                              7,892,954     7,307,553
                                            -----------   -----------

   Retained Earnings at End of
          Period                            $ 8,036,292   $ 7,267,074
                                            -----------   -----------

   Earnings (Loss) Per Share                $       .05   $     (.02)
                                            -----------   -----------

   Dividends Per Share of
          Common Stock                         None           None
                                               ----           ----

   Weighted Average Common
          Shares Outstanding                  2,741,168     2,741,168
                                            -----------   -----------


[FN]
           See notes to condensed financial statements

                        BURKE MILLS, INC.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                 Thirteen Weeks Ended
                                                March 29,    March 30,
                                                  1997         1996
                                                  ----         ----

      Cash flows from operating activities
        Net income (loss)                       $  143,338   $  (40,479)
                                                ----------   ----------
        Adjustments to reconcile net income
          (loss)to net cash provided by
          operating activities:
        Depreciation                               388,834      362,293
        Provision for deferred income taxes         92,086      214,100
        Changes in assets and liabilities:
             Accounts receivable                  (927,616)    (958,123)
             Inventories                           423,106     (300,045)
             Prepaid expenses and other
                    current assets                 (34,718)    (117,475)
             Prepaid and refundable income
                        taxes                           --     (240,089)
                 Accounts payable                  294,861    1,263,097
                 Accrued salaries, wages and
                    vacation pay                   126,163       42,641
               Other liabilities and accrued
                    expenses                       127,289      (56,147)
                                                ----------   ----------
               Total Adjustments                   490,005      210,252
                                                ----------   ----------

     Net cash provided by operating activities     633,343      169,773
                                                ----------   ----------

     Cash flows from investing activities:
       Acquisition of property, plant
               and equipment                      (220,507)    (698,777)
                                                ----------   ----------

     Cash flows from financing activities:
       Increase in long-term bank note                  --      220,819
       Principal payments of long-term debt             --     (215,990)
                                                ----------   ----------

     Net cash provided by financing
               activities                               --        4,829
                                                ----------   ----------

     Net increase (decrease) in cash and
             cash equivalents                      412,836     (524,175)

     Cash and cash equivalents at
             beginning of year                   2,157,428      834,833
                                                ----------   ----------

     CASH AND EQUIVALENTS AT END
             OF FIRST QUARTER                   $2,570,264   $  310,658
                                                ----------   ----------

[FN]
           See notes to condensed financial statements

                        BURKE MILLS, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


 NOTE 1 - BASIS OF PRESENTATION

                The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ended January 3, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1996.


 NOTE 2 - STATEMENTS OF CASH FLOWS

                For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

                 FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended March 29, 1997 and March 30, 1996 was $121,383 and $125,988, respectively.
          No income taxes were paid during the thirteen weeks ended March 29, 1997 and March 30, 1996.


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

                          BURKE MILLS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)
                             (Continued)



 NOTE 4 - USE OF ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


 NOTE 5 - ACCOUNTS RECEIVABLE

          Accounts receivable are comprised of the following:

                                                 March 29,   December 28,
                                                   1997          1996
                                                   ----          ----
          Account current - Factor:
             Due from Factor on regular
               factoring account........         $3,440,921  $3,032,655
            Non-factored accounts
               receivable...............            684,906     165,556
                                                 ----------  ----------
                                                 $4,125,827  $3,198,211
                                                 ==========  ==========


 NOTE 6 - INVENTORIES

          Inventories are summarized as follows:

                                                 March 29,   December 28,
                                                   1997          1996
                                                   ----          ----
          Finished and in process....            $1,905,781  $2,191,957
          Raw Materials..............               504,416     709,099
          Dyes and Chemicals.........               459,252     394,335
          Other......................               158,250     155,414
                                                 ----------  ----------
                                                 $3,027,699  $3,450,805


 NOTE 7 - LINE OF CREDIT

                Pursuant to a loan agreement dated March 29, 1996, the Company secured a line of credit facility from its bank wherein it may borrow, repay and reborrow amounts from the line of credit facility for short-term working capital needs. The aggregate principal amount outstanding at any time under this loan my not exceed the lesser of $2,000,000 and the borrowing base (as defined). Interest on this loan facility is at a rate that varies with the Libor Rate and is payable on the last day of each month. There were no outstanding loans under this agreement as of March 29, 1997 or December 28, 1996.

                          BURKE MILLS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)
                             (Continued)

 NOTE 8 - LONG-TERM DEBT

                     On March 29, 1996, the Company entered into a new loan agreement with its bank providing for a term loan of $6,000,000 and, as discussed in Note 7 above, a line of credit facility of $2,000,000 for ongoing, short-term working capital needs. The new term loan refinanced two formerly existing term loans, and accordingly, all term obligations were consolidated into the one $6,000,000 obligation. This new loan is secured by (1) a first Deed of Trust on property and buildings located at the Company's manufacturing sites in North Carolina, (2) a first lien position on the new equipment and machinery installed at these manufacturing sites and (3) a first lien position on the existing machinery and equipment located at the Company's manufacturing sites.

                     Under  the new term loan agreement,  interest
          only will be payable monthly until February, 1998. Thereafter, principal maturities will be payable in the amount of $62,500 per month for ninety-six consecutive months plus interest at the fixed rate of 8.06%. In order to effect this fixed interest rate hedge, the bank converted its interest rate cap into a fixed rate loan by entering into a fixed rate hedge contract with the Company. Under this fixed rate hedge contract, the Company will pay the bank 8.06% for the term of the contract. The floating rate (LIBOR plus 1.9%) that the Company will pay the bank will be equal to the floating rate that the bank's capital markets will pay to the Company. Whether LIBOR rates rise or fall over the life of the loan agreement, the Company will continue to pay the bank a fixed rate of 8.06% for the life of the contract, thereby creating a fixed loan.

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

                          BURKE MILLS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)
                             (Continued)



NOTE 8 - LONG-TERM DEBT (Continued)

               The annual principal maturities of long-term debt at March 29, 1997 are as follows:

                        Current portion                   $  125,000
                        1998/1999           $  750,000
                        1999/2000              750,000
                        2000/2001              750,000
                        2001/2002              750,000
                        Thereafter           2,875,000     5,875,000
                                             ---------     ---------

                                                          $6,000,000

NOTE 9 - INCOME TAXES

               The  Company uses the liability method as  required
         by FASB Statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

               The items which comprise deferred tax assets and liabilities are as follows:
                                                 March 29,   December 28,
                                                   1997          1996
                                                   ----          ----
         Deferred Tax Assets:
         Alternative minimum taxes paid          $  608,825  $  608,825
         Net Operating loss carryforward            216,900     246,100
         Inventory capitalization                     7,300       8,300
         Business credits                            11,585      11,585
                                                 ----------  ----------
                                                 $  844,610  $  874,810
                                                 ==========  ==========

         Deferred Tax Liabilities:
           Accelerated depreciation
                     for tax purposes            $2,065,186  $2,003,300
                                                 ==========  ==========

         Provision (credit) for income
                     taxes consists of:
            Deferred:
                Federal                          $   73,840  $  (20,838)
                State                                18,245      (5,151)
                                                 ----------  ----------
                                                 $   92,085  $  (25,989)
                                                 ==========  ==========

                          BURKE MILLS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)
                             (Continued)


NOTE 10 - EMPLOYEE BENEFIT PLAN
               The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust which has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater that 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. Based on the Company's profit sharing formula, no provision was required for matching contributions for the period ended March 29, 1997 and March 30, 1996.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK

                Financial instruments which potentially subject the Company to concentration of credit risk consist principally of funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 20th to the 25th of the following month, at which time the amount due the Company by the factor is transferred to matured funds on deposit with First Union National Bank. Matured funds of $3,023,974 will be transferred to First Union National Bank on April 21, 1997. The Company utilizes its matured funds and loans due to its bank arising from its Letter of Credit facility on a continuous basis to replenish its cash in the bank for the payment of materials, labor, and overhead.


NOTE 12 - OTHER COMMITMENTS

          (a) The Company was committed to an outstanding irrevocable import Letter of Credit of $170,300 covering machinery purchases of approximately $174,000. The machinery is to have a latest shipment date of May 30, 1997, and the Letter of Credit expires June 15, 1997. The differential between the Letter of Credit and the purchase price is to be covered by a single invoice issued by the vendor to the Company.

          (b) In addition to the foregoing, as at March 29, 1997, the Company had open purchase orders for capital projects totaling $230,000.

                          BURKE MILLS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)
                             (Continued)



NOTE 13 - EARNINGS PER SHARE

          Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week period ended March 29, 1997 and March 30, 1996.

                          BURKE MILLS, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


Results of Operations

1997 Compared to 1996

     The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the
10-Q.


RESULTS OF OPERATIONS

     The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                               Thirteen Weeks Ended
                                               March 29,   March 30,
                                                 1997        1996
                                                 ----        ----
     Net sales                                  100.0%      100.0%
     Cost of sales                               90.1        93.0
                                                -----       -----
     Gross profit                                 9.9         7.0
     Selling, general, administrative
          and factoring charges                   6.6         6.4
                                                -----       -----
     Operating earnings                           3.3         0.6
     Interest expense                             1.2         1.3
     Other (income) - net                        (0.2)          0
                                                -----       -----
     Income before income taxes (loss)            2.3        (0.7)
     Income taxes (credit)                        0.9        (0.3)
                                                -----       -----
     Net income (loss)                            1.4%       (0.4%)
                                                =====       =====



                 THIRTEEN WEEKS ENDED MARCH 29, 1997
           COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 1996

Net Sales
---------

      Net sales for the thirteen weeks ended March 29, 1997 totaled $10,060,164 representing a 1.6% increase over the first quarter of 1996. The increase in revenues was due mainly to an increase in pounds of 3.3% compared to first quarter of 1996.

COST OF SALES AND GROSS MARGIN
------------------------------

     Cost of sales for the thirteen weeks ended March 29, 1997 decreased 1.7% with a sales increase of 1.6%. The impact on the gross margin was an increase to 9.9% compared to 7.0% for the first quarter of 1996. Key factors were continuing improvements in the new dyeing equipment and reduced yarn cost.

                          BURKE MILLS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS
                             (CONTINUED)


Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general, administrative and factoring expenses for the first quarter of 1997 increased by $32,978 or 5.2%. The increase is primarily attributed to professional services and professional development. Selling, general and administrative expenses before factor charges for the 1997 quarter represented 6.2% of net sales compared to 6.0% in 1996.


Factor Charges
--------------

      Factor's charges for the first quarter of 1997 decreased by $ 825, as compared to the first quarter of 1996. The ratio of factored accounts versus nonfactored accounts for the first quarter of 1997, as compared to the similar quarter of 1996,remained approximately the same.


Interest Expense
----------------

      Interest expense for the first quarter of 1997 was relatively constant, as compared to 1996. Interest expense for 1997 and 1996 resulted from interest on the Company's long-term debt incurred to finance the 1995 dyeing expansion.


Interest Income
---------------

      Interest income for the 1997 quarter increased by $24,738, as compared to the first quarter of 1996. The increase was due to an increase in funds on deposit at the bank.


Income Before Provision for Income Taxes
----------------------------------------

      For the thirteen weeks ended March 29, 1997, income before provision for income taxes increased by $301,891 as compared to the similar period of 1996, primarily as a result of the 1997 increase in sales revenue with a reduced cost of sales.


Provision for Income Taxes
--------------------------

      For the thirteen week periods ended March 29, 1997 and March 30, 1996, the Company made provision (credit) for income taxes of $92,085 and $(25,989), respectively, based on the pre-tax income for 1997 of $235,423 and 1996 loss of $66,468. Income taxes (credit) as a percentage of pre-tax income (loss) aggregated 39.1% for both the 1997 and 1996 periods.



                          BURKE MILLS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS
                             (CONTINUED)


Subsequent Matters
------------------

     Currently, the outlook for the remainder of 1997 is driven by a number of uncertainties that could possibly have an impact on future operating results. The continuing pressures in the market for lower prices impacts the Company's efforts to increase market share and generate targeted profit levels. The current economic forecast indicates moderate growth in durable goods for the remainder of 1997. This definitely impacts the Company's efforts in both the automotive and home furnishings industries.

      However, the Company is optimistic that the majority of the technical issues relative to the new dyeing installation have been solved. This should enable the Company to establish an increased market presence in the future.


Liquidity and Capital Resources
-------------------------------

      The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company may borrow from First Union National Bank based on a $2,000,000 line of credit from the recent long-term loan agreement which borrowings are secured by the outstanding credit balance at the factor. As of March 29, 1997, the Company had $3,440,921 due from the factor with a net of $3,023,974 to mature on April 21, 1997.

      The Company entered into a new loan agreement effective March 29, 1996 providing for a term loan of $6,000,000 and a working capital facility of $2,000,000. Under the provisions of the loan agreement, the Company may borrow up to $2,000,000 for seasonal working capital requirements using the credit balance due from the factor as security.

      The Company's working capital at March 29, 1997 aggregated $8,415,527, representing a working capital ratio of 4.5 to 1 compared with a working capital of $8,166,976 at December 28, 1996 and a working capital ratio of 5.7 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at March 29, 1997:

     Cash, cash equivalents and receivables...........  $6,696,091
     Current liabilities..............................   2,410,959
                                                         ---------

     Excess of quick assets over current liabilities..  $4,285,132
                                                         =========

                          BURKE MILLS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS
                             (CONTINUED)




Liquidity and Capital Resources (Continued)
-------------------------------------------

      The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

      The results of operations of the Company for the periods discussed have not been sufficiently affected by inflation.

     During the first quarter of 1997, the Company acquired and made deposits on new machinery and equipment of approximately $220,507 as set forth in the accompanying statement of cash flows. For the balance of 1997, the Company anticipates the acquisition of machinery and equipment of approximately $750,000 which, together with the acquisitions and deposits on acquisitions incurred to March 29, 1997, will aggregate an anticipated acquisition of new machinery of $1,000,000 in 1997.

                     PART 11 - OTHER INFORMATION

                          BURKE MILLS, INC.



Item 6 - Exhibits and Reports on 8-K

         (a)  Exhibits - Financial Data Schedule


         (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended March 29, 1997

                          BURKE MILLS, INC.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    BURKE MILLS, INC.
                                      (Registrant)





Date:  May 9, 1997                  /s  Richard F. Whisenant
                                        Richard F. Whisenant
                                            (President)



Date:  May 9, 1997                  /s  David E. Truscott
                                        David E. Truscott
                                    (Accounting Manager  and
                                        Principal Financial Officer)