Form 10-Q
period 1997-06-28
BURKE MILLS INC
filed 1997-08-07
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 29, 1997, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                              BURKE MILLS, INC.

                                  INDEX


PART  1 - FINANCIAL INFORMATION                         Page Number

          Item 1 - Financial Statements

           Condensed Balance Sheets
           June 28, 1997 and December 28, 1996                  3

           Condensed Statements of Operations and
           Retained Earnings Thirteen Weeks Ended
            June 28, 1997 and June 29, 1996
            Twenty-six Weeks Ended June 28, 1997 and
                                   June 29, 1996                4

           Statements of Cash Flows
           Twenty-six Weeks Ended June 28, 1997 and
                                  June 29, 1996                 5

           Notes to Condensed Financial Statements              6

          Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                  12



Part II - OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of
                   Security-Holders                            17
          Item 6 - Exhibits and Reports on Form 8-K            17
          Item 6(a)- Exhibit 27 - Financial Data Schedule      18

          SIGNATURES                                           19

                     PART I - FINANCIAL INFORMATION

                            BURKE MILLS, INC.

                        CONDENSED BALANCE SHEETS

                                              June 28,  December 28,
                                                1997        1996
                                            (Unaudited)  ( Note A)
                                            ------------ -----------
ASSETS

Current Assets
     Cash and cash equivalents               $ 3,119,040 $ 2,157,428
     Accounts receivable                       4,179,313   3,198,211
     Inventories                               3,270,247   3,450,805
     Prepaid expenses and other current
       assets                                    122,450      94,028
     Prepaid and refundable income taxes         120,000     129,340
     Deferred income taxes                       799,906     874,810
                                            ------------ -----------
          Total Current Assets                11,610,956   9,904,622
                                            ------------ -----------

Property, Plant and Equipment - at cost       26,656,391  26,194,241
  Less:  Accumulated depreciation             14,319,720  13,550,436
                                            ------------ -----------
Property, Plant and Equipment - Net           12,336,671  12,643,805
                                            ------------ -----------

Other Assets
     Investment & Advances to Affiliate          155,993       5,993
     Deferred Expenses                            87,792          --
                                            ------------ -----------
          Total Other Assets                     243,785          --
                                            ------------ -----------
                                             $24,191,412 $22,554,420
                                            ============ ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt       $   312,500 $        --
  Accounts payable                             2,238,597   1,436,054
  Accrued salaries, wages and vacation pay       256,804     129,952
  Other liabilities and accrued expenses         421,088     171,640
                                            ------------ -----------
       Total Current Liabilities               3,228,989   1,737,646

Long-term Debt                                 5,687,500   6,000,000

Deferred Income Taxes                          2,136,900   2,003,300
                                            ------------ -----------
          Total Liabilities                   11,053,389   9,740,946
                                            ------------ -----------

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
   Authorized - 5,000,000 shares
   Issued and outstanding -
          2,741,168 shares                     1,809,171   1,809,171
     Paid-in capital                           3,111,349   3,111,349
     Retained earnings                         8,217,503   7,892,954
                                            ------------ -----------
          Total Shareholders' Equity          13,138,023  12,813,474
                                            ------------ -----------
                                             $24,191,412 $22,554,420
                                            ============ ===========

Note A: The December 28, 1996 Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

               See notes to condensed financial statements
[FN]

                            BURKE MILLS, INC.

     CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (Unaudited)


                                     Thirteen Weeks Ended      Twenty-six Weeks Ended
                                    June 28       June 29       June 28      June 29
                                      1997          1996          1997         1996
                                  -------------------------   ------------------------

Net Sales                         $10,441,772   $10,304,285   $20,501,936  $20,208,867
                                  -----------   -----------   -----------  -----------

Cost and Expenses
  Cost of Sales                     9,393,333     9,519,356    18,454,078   18,734,063
  Selling, General and
     Administrative Expenses          611,882       572,933     1,236,658    1,163,905
  Factor's Charges                     45,460        47,758        90,306       93,430
                                  -----------   -----------   -----------  -----------
        Total Costs and Expenses   10,050,675    10,140,047    19,781,042   19,991,398
                                  -----------   -----------   -----------  -----------

Operating Earnings                    391,097       164,238       720,894      217,469
                                  -----------   -----------   -----------  -----------

Other Income
  Interest Income                      35,071         4,738        62,720        7,649
  Other, net                              442         1,065         1,110        2,120
                                  -----------   -----------   -----------  -----------
     Total                             35,513         5,803        63,830        9,769
                                  -----------   -----------   -----------  -----------

Other Expenses
  Interest Expense                    124,737       127,422       247,428      251,087
  Loss on Disposal of Property          4,243           --          4,243          --
                                  -----------   -----------   -----------  -----------
        Total                         128,980       127,422       251,671      251,087
                                  -----------   -----------   -----------  -----------

Income (Loss) Before Provision
        for Income Taxes (Credit)     297,630        42,619       533,053      (23,849)

Provision for Income Taxes
     (Credit)                         116,419        16,660       208,504       (9,329)
                                  -----------   -----------   -----------  -----------

Net Income (Loss)                     181,211        25,959       324,549      (14,520)

Retained Earnings at Beginning
of Period                           8,036,292     7,267,074     7,892,954    7,307,553
                                  -----------   -----------   -----------  -----------

Retained Earnings at End
     of Period                    $ 8,217,503   $ 7,293,033   $ 8,217,503  $ 7,293,033
                                  ===========   ===========   ===========  ===========

Earnings (Loss) Per Share         $       .07   $       .01   $       .12  $      (.01)
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

                            BURKE MILLS, INC.

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                               Twenty-six Weeks Ended
                                                 June 28,    June 29,
                                                  1997        1996
                                               ----------  -----------
Cash flows from operating activities
  Net income (loss)                            $  324,549  $  (14,520)
                                               ----------  -----------
  Adjustments to reconcile net income(loss)
    to net cash provided (used) by operating
    activities:
  Depreciation                                    778,776     740,531
  Loss on disposal of property assets               4,243        --
  Change in deferred income taxes                 208,504      87,300
  Changes in assets and liabilities:
    Accounts receivable                          (981,102) (1,281,764)
    Inventories                                   180,558    (253,758)
    Prepaid expenses and other current assets     (28,422)   (222,210)
    Prepaid and refundable income taxes             9,340     (96,628)
    Other assets                                  (87,792)       --
    Accounts payable                              802,543     183,793
    Accrued salaries, wages and vacation pay      126,852      53,778
    Other liabilities and accrued expenses        249,448         137
                                               ----------  -----------
               Total Adjustments                1,262,948    (788,821)
                                               ----------  -----------

Net cash provided (used) by operating
          activities                            1,587,497    (803,341)
                                               ----------  -----------

Cash flows from investing activities:
     Acquisition of property, plant and
          equipment                              (475,885)   (851,456)
                                               ----------  -----------
     Investment & advances -
          unconsolidated company                 (150,000)         --
                                               ----------  -----------

Net cash used by investing activities            (625,885)   (851,456)
                                               ----------  -----------

Cash flows from financing activities:
     Proceeds from long-term bank note                 --   1,670,663
     Principal payments of long-term debt              --    (850,341)
                                               ----------  -----------
Net cash provided by financing activities              --     820,322
                                               ----------  -----------

Net increase (decrease) in cash and
     cash equivalents                             961,612    (834,475)
Cash and cash equivalents at
     beginning of year                          2,157,428     834,833
                                               ----------  -----------

CASH AND EQUIVALENTS AT END OF
     SECOND QUARTER                            $3,119,040  $      358
                                               ==========  ===========

[FN]
  See notes to condensed financial statements

                            BURKE MILLS, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


   NOTE 1 - BASIS OF PRESENTATION

               The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ended January 3, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1996.


 NOTE 2 - STATEMENTS OF CASH FLOWS

                For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

               FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the twenty-six weeks ended June 28, 1997 and June 29, 1996 was $246,000 and $283,000, respectively. No income taxes were paid during the twenty-six weeks ended June 28, 1997 and June 29, 1996.


 NOTE 3 - OPERATIONS OF THE COMPANY

                The Company is engaged in twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns, and in the dyeing and processing of these yarns for others on a commission basis.

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


 NOTE 5 - ACCOUNTS RECEIVABLE

          Accounts receivable are comprised of the following:

                                              June 28,   December 28,
                                                1997         1996
                                             ----------  ------------
          Account current - Factor:
             Due from Factor on regular
               factoring account........     $3,499,786  $3,032,655
            Non-factored accounts
               receivable...............        679,527     165,556
                                             ----------  ------------
                                             $4,179,313  $3,198,211
                                             ==========  ============


 NOTE 6 - INVENTORIES

          Inventories are summarized as follows:

                                              June 28,   December 28,
                                                1997         1996
                                             ----------  ------------
          Finished and in process....        $1,814,170   $2,191,957
          Raw Materials..............           918,177      709,099
          Dyes and Chemicals.........           387,357      394,335
          Other......................           150,543      155,414
                                             ----------  ------------
                                             $3,270,247   $3,450,805


 NOTE 7 - LINE OF CREDIT

                Pursuant to a loan agreement dated March 29, 1996, the Company secured a line of credit facility from its bank wherein it may borrow, repay and reborrow amounts from the line of credit facility for short-term working capital needs. The aggregate principal amount outstanding at any time under this loan my not exceed the lesser of $2,000,000 and the borrowing base (as defined). Interest on this loan facility is at a rate that varies with the Libor Rate and is payable on the last day of each month. There were no outstanding loans under this agreement as of June 28, 1997 or December 28, 1996.

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

                            BURKE MILLS, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)



NOTE 8 - LONG-TERM DEBT (Continued)

               The annual principal maturities of long-term debt at June 28, 1997 are as follows:

         Current portion                   $  312,500
         1998/1999           $  750,000
         1999/2000              750,000
         2000/2001              750,000
         2001/2002              750,000
         Thereafter           2,687,500     5,687,500
                                           ----------
                                           $6,000,000
                                           ==========


NOTE 9 - INCOME TAXES

              The Company uses the liability method as required by FASB statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

               The items which comprise deferred tax assets and liabilities are as follows:
                                             June 28,   December 28,
                                               1997         1996
                                           ----------   ------------
         Deferred Tax Assets:
         Alternative minimum taxes paid    $  608,825   $  608,825
         Net Operating loss carryforward      171,196      246,100
         Inventory capitalization               8,300        8,300
         Business credits                      11,585       11,585
                                           ----------   ------------
                                           $  799,906   $  874,810
                                           ==========   ============

         Deferred Tax Liabilities:
           Accelerated depreciation
                     for tax purposes      $2,136,900   $2,003,300
                                           ==========   ============


         Provision (credit) for income      Twenty-six Weeks Ended
                     taxes consists of:       June 28,     June 29,
            Deferred:                          1997         1996
                                            -----------------------
                Federal                     $  167,192  $   (7,480)
                State                           41,312      (1,849)
                                            ----------  -----------
                                            $  208,504  $   (9,329)
                                            ==========  ===========

                            BURKE MILLS, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)


NOTE 10 - EMPLOYEE BENEFIT PLAN

               The Company is a participating employer in the Burke Mills,
          Inc. Savings and Retirement Plan and Trust which has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. Based on the Company's profit sharing formula, no provision was required for matching contributions for the period ended June 28, 1997 and June 29, 1996.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK

               Financial instruments which potentially subject the Company to concentration of credit risk consist principally of funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 20th to the 25th of the following month, at which time the amount due the Company by the factor is transferred to matured funds on deposit with First Union National Bank. Matured funds of $3,097,000 will be transferred to First Union National Bank on July 22, 1997. The Company utilizes its matured funds and loans due to its bank arising from its Line of Credit facility on a continuous basis to replenish its cash in the bank for the payment of materials, labor, and overhead.


NOTE 12 - OTHER COMMITMENTS

          (a) The Company was committed to an outstanding irrevocable import Letter of Credit of $170,300 covering machinery purchases of approximately $174,000. The machinery is to have a latest shipment date of July 7, 1997, and the Letter of Credit expires July 27, 1997. The differential between the Letter of Credit and the purchase price is to be covered by a single invoice issued by the vendor to the Company.

          (B) The Company entered into a supply agreement, dated November 23, 1996, with its joint venture company, Fytek, S.A.DE C.V. to purchase twisted yarns. The Company agrees to purchase approximately $1,800,000 of twisted yarn annually for the five years beginning on the startup date of the operation.

                            BURKE MILLS, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)


Note 12 - Other Commitments (Continued)

          (c) The Company entered into a supply agreement, dated
              November 19, 1996, with Fibras Quimicas, S.A. to purchase yarn. The Company agrees to purchase yarn based on the schedule below, beginning February 1, 1997, for a five year period.


                   Year 1          Approximately $2,600,000
                   Year 2          Approximately $6,400,000
                   Year 3          Approximately $7,100,000
                   Year 4          Approximately $7,700,000
                   Year 5          Approximately $7,700,000



NOTE 13 - EARNINGS PER SHARE

          Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen and twenty-six week periods ended June 28, 1997 and June 29, 1996.

                            BURKE MILLS, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Results of Operations
---------------------

1997 Compared to 1996
---------------------

      The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                          RESULTS OF OPERATIONS

     The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:


                                    Thirteen Weeks        Twenty-six Weeks
                                        Ended                   Ended
                                  June 28   June 29       June 28   June 29
                                  -------   -------       -------   -------
Net Sales                          100.0%    100.0%        100.0%    100.0%
  Cost of Sales                     90.0      92.4          90.0      92.7
                                  -------   -------       -------   -------
  Gross Profit                      10.0       7.6          10.0       7.3
  Selling, General, Administrative
     and Factoring Costs             6.3       6.0           6.5       6.2
                                  -------   -------       -------   -------
  Operating Earnings                 3.7       1.6           3.5       1.1
  Interest Expense                   1.2       1.2           1.2       1.3
  Other (Income) - net               0.3        --           0.3      (0.1)
                                  -------   -------       -------   -------
  Income (Loss) before Income Taxes  2.8       0.4           2.6      (0.1)
  Income Taxes                       1.1       0.2           1.0        --
Net Income (Loss)                    1.7%      0.2%          1.6%     (0.1)%
                                  =======   =======       =======   =======


                   THIRTEEN WEEKS ENDED JUNE 28, 1997
             COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 1996


Net Sales
---------

     Net sales for the thirteen weeks ended June 28, 1997 (the second fiscal quarter), were $10,442,000, representing a 1.3% increase compared to the second quarter 1996 sales of $10,304,000. Pounds shipped increased by 2.3% compared to the second quarter of 1996. Although pounds shipped increased by 2.3%, sales increased by only 1.3% as a result of sales of lower priced yarns.


Cost of Sales and Gross Margin
------------------------------

     Cost of sales for the thirteen weeks ended June 28,1997 decreased 1.3% on a sales increase of 1.3%. The decrease in cost of sales was primarily due to continuing improvements in the efficiency of the new dyeing equipment. The improvements resulted in a decrease in material usage of 2.6% for the second quarter.

                            BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                               (CONTINUED)


Cost of Sales and Gross Margin (Continued)
------------------------------

     As a result of an increase in sales of 1.3% and a decrease in cost of sales of 1.3%, gross profits improved by 33.6% as compared to the second quarter of 1996.


Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general, and administrative expenses for the second quarter increased by $39,000 or 6.8%. The increase is primarily due to increases in professional services, travel expenses and insurance cost.


Factor's Charges
----------------

     Factor's charges for the second quarter decreased by $2,000 or 4.8% as a result of a larger percentage of non-factored sales.


Interest Expense
----------------

     Interest  expense  for the second quarter of  1997  was  relatively constant, as compared to 1996. Interest expense for 1997 and 1996 resulted mainly from interest on the Company's long-term debt incurred to finance the 1995 dyeing expansion.


Interest Income
---------------

      Interest income for the second quarter of 1997 increased by $30,000, as compared to 1996. The increase was due to an increase in funds invested.


Income Before Provision for Income Taxes
----------------------------------------

     For the thirteen weeks ended June 28, 1997, income before provision for income taxes increased by $255,000, as compared to the similar period of 1996, primarily as a result of the 1997 increase in sales revenue with a reduced cost of sales.


Provision for Income Taxes
--------------------------

     For the thirteen weeks ended June 28, 1997, and June 29, 1996, the Company made provision for income taxes of $116,000 and $17,000, respectively, based on pre-tax income for 1997 of $298,000 and 1996 of $43,000. Income taxes as a percentage of pre-tax aggregated 39.1% for both the 1997 and 1996 periods.

                            BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                               (CONTINUED)


            TWENTY-SIX WEEKS ENDED JUNE 28, 1997 COMPARED TO
                  TWENTY-SIX WEEKS ENDED JUNE 29, 1996


1997 Compared to 1996
---------------------

Net Sales
---------

     Net sales for the twenty-six weeks ended June 28, 1997 increased by $293,000, or 1.5% to an aggregate of $20,502,000, compared to $20,209,000 in 1996. Total pounds shipped for the 1997 period increased by 1.4%.


Cost of Sales and Gross Margin
------------------------------

      Cost of sales for the twenty-six weeks ended June 28, 1997 decreased by 1.5% on a sales increase of 1.5%. The decrease in cost of sales was primarily due to continuing improvements in the efficiency of the new dyeing equipment. The improvements resulted in a decrease in material usage of 4.0% for the twenty-six week period.

      As a result of an increase in sales of 1.5% and a decrease in cost of sales by 1.5%, gross profit improved by 38.9%, as compared to the like period of 1996.


Selling, General and Administrative Expenses
--------------------------------------------

      Selling, general and administrative expenses for the twenty-six weeks increased $73,000, or 6.3%. The increase is primarily due to increases in professional services, travel expenses and insurance cost.


Factor's Charges
----------------

      Factor's charges for the twenty-six weeks decreased by $3,000 as a result of a larger percentage of non-factored sales.


Interest Expense
----------------

      Interest expense for the twenty-six weeks of 1997 was relatively constant, as compared to 1996. Interest for 1997 and 1996 resulted mainly from interest on the Company's long-term debt incurred to finance the 1995 dyeing expansion.

                            BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                               (CONTINUED)


Interest Income
---------------

      Interest  income for the twenty-six weeks increased by $55,000  as
compared  to  1996.   The  increase was due  to  an  increase  in  funds
invested.


Income before Provision for Income Taxes
----------------------------------------

      For the twenty-six weeks ended June 28, 1997, income before provision for income taxes increased to $533,000, compared to a loss of $24,000 in 1996, primarily as a result of the 1997 increase in sales revenues with a reduced cost of sales.


Provision for Income Taxes
--------------------------

     For the twenty-six weeks ended June 28, 1997 and June 29, 1996, the Company made provision (credit) for income taxes of $209,000 and ($9,000), respectively, based on pre-tax income (loss) for 1997 of $533,000 and 1996 of ($24,000). Income taxes as percentage of pre-tax income (loss) aggregated 39.1% for both the 1997 and 1996 periods.


Subsequent Matters
------------------

      The Company's joint venture company, Fytek, S.A. de C.V., has not begun operations. The Company is sending equipment to Fytek on a lease basis and believes all equipment will be in place by the end of the third quarter.

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

                            BURKE MILLS, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                               (CONTINUED)


Liquidity and Capital Resources
-------------------------------

      The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company may borrow from First Union National Bank based on a $2,000,000 line of credit from the recent long-term loan agreement which borrowings are secured by the outstanding credit balance at the factor. As of June 28, 1997, the Company had $3,500,000 due from the factor with a net of $3,097,000 to mature on July 22, 1997.

      The Company entered into a new loan agreement effective March 29, 1996 providing for a term loan of $6,000,000 and a working capital facility of $2,000,000. Under the provisions of the loan agreement, the Company may borrow up to $2,000,000 for seasonal working capital requirements using the credit balance due from the factor as security.

       The Company's working capital at June 28, 1997 aggregated $8,381,967, representing a working capital ratio of 3.6 to 1 compared with a working capital of $8,167,000 at December 28, 1996 and a working capital ratio of 5.7 to 1.

     As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at June 28, 1997:

     Cash, cash equivalents and receivables...........  $7,298,000
     Current liabilities..............................   3,229,000
                                                        ----------
     Excess of quick assets over current liabilities..  $4,069,000
                                                        ==========

       The  Company  believes  that  its  cash,  cash  equivalents   and
receivables,  and  its  factoring  and  credit  arrangements   will   be
sufficient to finance its operations for the next 12 months.

      The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

      During the twenty-six weeks of 1997, the Company acquired and made deposits on new machinery and equipment of approximately $476,000 as set forth in the accompanying statement of cash flows. For the balance of 1997, the Company anticipates the acquisition of machinery and equipment of approximately $524,000 which, together with the acquisitions and deposits on acquisitions incurred to June 28, 1997, will aggregate an anticipated acquisition of new machinery of approximately $1,000,000 in 1997.

                            BURKE MILLS, INC.


                       PART II - OTHER INFORMATION





Item 4 - Submission of Matters to a Vote of Security-Holders

     The Company's annual meeting of stockholders was held on May 20, 1997. At the meeting, all five director nominees were elected.

(a) The following directors were elected for a one-year term by the votes indicated:

              Humayun N. Shaikh      2,409,897
              Richard F. Whisenant   2,409,897
              Ahmed H. Shaikh        2,409,897
              Robert P. Huntley      2,409,897
              William T. Dunn        2,409,897

(b)  There were no other matters presented for vote of stockholders.


Item 6 - Exhibits and Reports on 8-K

         (a)  Exhibits - Financial Data Schedule


         (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks June 28, 1997.

                            BURKE MILLS, INC.




                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         BURKE MILLS, INC.
                                           (Registrant)




Date:  August 7, 1997              /s  Richard F. Whisenant
                                       Richard F. Whisenant
                                            (President)



Date:  August 7, 1997              /s  David E. Truscott
                                       David E. Truscott
                                       (Accounting Manager  and
                                        Principal Financial Officer)