Form 10-Q
period 1997-09-27
BURKE MILLS INC
filed 1997-11-12
CIK 15486

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-28-1996
[PERIOD-END]                               SEP-27-1997
[CASH]                                       3,394,230
[SECURITIES]                                         0
[RECEIVABLES]                                3,797,584
[ALLOWANCES]                                         0
[INVENTORY]                                  3,256,982
[CURRENT-ASSETS]                            11,381,123
[PP&E]                                      26,958,134
[DEPRECIATION]                              14,708,266
[TOTAL-ASSETS]                              23,934,256
[CURRENT-LIABILITIES]                        2,873,274
[BONDS]                                      5,500,000
[COMMON]                                     1,809,171
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                  11,558,508
[TOTAL-LIABILITY-AND-EQUITY]                23,934,256
[SALES]                                     30,375,453
[TOTAL-REVENUES]                            30,375,453
[CGS]                                       27,251,215
[TOTAL-COSTS]                               27,251,215
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             370,000
[INCOME-PRETAX]                                910,248
[INCOME-TAX]                                   356,043
[INCOME-CONTINUING]                            554,205
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   554,205
[EPS-PRIMARY]                                      .20
[EPS-DILUTED]                                      .20