Form 10-K
period 1998-01-03
BURKE MILLS INC
filed 1998-03-31
CIK 15486

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				  FORM 10-K

	     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		   THE SECURITIES EXCHANGE ACT OF 1934
		For the Fiscal Year ended January 3, 1998

		       Commission File No. 0-5680

			    BURKE MILLS, INC.
	  (Exact name of registrant as specified in its charter)

	(I.R.S. Employer Identification No.)            56-0506342

       State or other jurisdiction of incorporation or organization:
			     North Carolina

	   191 Sterling Street, N.W.
	   Valdese, North Carolina                           28690
   (Address of principal executive offices)         (Zip Code)

	Registrant's telephone number, including area code:
			      828 874-6341
Securities registered pursuant to Section 12(g) of the Act:

	Common Stock No Par Value (Stated Value of $0.66 Per Share)
			    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes (X)   No ( )

Indicate by check mark if a disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price on February 17, 1998) was $3,228,394.

The number of shares outstanding of the registrant's only class of common stock as of February 28, 1998 is 2,741,168 shares.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement, which is to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report.

				    PART I


ITEM 1 - BUSINESS

(a) General Development of Business. The general development of the business of Burke Mills, Inc., (the Company), during the fiscal year ended January 3, 1998 was to position the Company for future growth. The Company concentrated on improving efficiencies and reducing cost, while maintaining its existing products and its existing markets. In the fourth quarter, the Company's joint venture, Fytek, S.A. de C.V., began operations. Fytek will provide twisted filament yarns to the Company as well as to the Mexican, Central American and South American markets. Fytek will also sell and distribute the Company's yarns in these markets.

During the year, the Company also consolidated its relations with a major yarn producer, which can provide a consistent supply of lower cost yarns and participate with the Company on yarn development projects. Also, the Company found a successor for its president who retired during the year.


(b) Financial Information about Industry Segments - The Company had only one industry segment during the fiscal year ended January 3, 1998.

(c) Narrative Description of Business - The Company is engaged in twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.


The Company's products are sold in highly competitive markets primarily throughout the United States. Competitiveness of the Company's products is based on price, service and product quality. Many of the Company's competitors are divisions or segments of larger, diversified firms with greater financial resources than those of the Company.

The methods of distributions of the Company's products consist of the efforts of the Company's sales force which makes contact with existing and prospective customers. The Company markets its products throughout the United States and Canada, with the bulk of business being primarily in the eastern United States, through two salesmen employed directly by the Company on salary and a number of commissioned sales agents working on various accounts. The Company also has begun to market its products in Mexico, Central America and South America through its joint venture, Fytek, S.A. de C.V.

The dollar amount of backlog of unshipped orders as of January 3, 1998 was $4,098,000 and as of December 28, 1996 was $4,834,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or canceled in the future.

The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 48 days. On average, the Company turns its inventory approximately 6 to 8 times each year. The Company has been able to meet its delivery schedules and has been able to enjoy a ready supply of raw materials from suppliers. For the fiscal year ended January 3, 1998, approximately 4.3% of the Company's sales were from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers the right to return merchandise except where the merchandise is defective. The Company rarely allows payment terms to its customers beyond sixty (60) days, and the Company has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

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

The Company has made various changes in its plant that regulates discharge of materials into the environment. The Company believes its manufacturing operations are in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such changes. Compliance by the Company during the fiscal year ended January 3, 1998 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or the competitive position of the Company.

During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Health, Environment and Natural Resources (DHENR). DHENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm has conducted testing and will prepare a Corrective Action Plan for submission to DHENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost.


On, February 19, 1998, the Company had 287 employees.


The Company's yarn division is its only division.


During the fiscal year ended January 3, 1998, sales to CMI Industries, Inc. exceeded ten percent of the Company's revenue for that year. The loss of the customer would have a material adverse effect on the Company in the short run; and, the Company believes that it would be able to replace the business within a reasonable time.

The Company owns 49.8% of the stock and 50% of the voting control of Fytek, S.A. de C.V. (Fytek), a Mexican corporation with its principal place of business in Monterey, Mexico. The other shareholder in Fytek is Fibras Quimicas, S.A., a Mexican Corporation. The purpose of Fytek is the manufacture and marketing of yarns. The Company will acquire yarn from Fytek and use Fytek to market and distribute its dyed yarn in Mexico, Central America and South America. Fytek began production in the fourth quarter of 1997.

 (d) Financial Information about Foreign and Domestic Operations and Export Sales - The Company had sales to Brazil, Canada and Mexico during 1997, which accounted for approximately 6% of total net sales. During 1996 and 1995 the Company had sales to Canada and Mexico which were less than 5% and 3%, respectively.


ITEM 2.  PROPERTIES

The executive offices and manufacturing plant of the Company are located at Valdese, North Carolina, which is 75 miles northwest of Charlotte, North Carolina, and 60 miles east of Asheville, North Carolina. The main plant and executive offices are located on a sixteen-acre tract of land owned by the Company. Eleven acres of this tract are encumbered by a first priority lien deed of trust held by First Union National Bank of North Carolina. The main plant building used by the Company contains approximately 308,928 square feet. The Company also owns an auxiliary building containing 36,600 square feet located adjacent to its main plant. This latter building is currently used for warehousing yarn and as a distribution center.

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

The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven (7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended January 3, 1998 are as follows:

				                            Pounds/Year 1997
	Department              Capacity           Utilization
 (1)Twisting Machines    1,300,000                79%
	Winding Machines       20,000,000                46%
	Texturing Machines      4,835,000                59%
	Dyeing Equipment       20,000,000                65%

     (1)Represents the average capacity for the year, as machines were moved to the Company's joint venture during 1997.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS

(a) The principal United States (or other) market on which the Company's common stock is being traded is the United States over-the-counter market. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two fiscal years ended January 3, 1998 (as obtained from the NASDAQ Stock Market, Inc., in Washington, DC) is as follows:

		Quarter Ending          High Bid                Low Bid
		    1996
		March 31                $3.50                   $2.625
		June 30                 $3.00                   $2.00
		September 30            $4.00                   $2.25
		December 31             $4.00                   $2.875

		    1997
		March 31                $3.50                   $2.625
		June 30                 $3.375                  $2.50
		September 30            $3.375                  $2.375
		December 31             $3.50                   $2.50

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) As of February 19, 1998 there were 452 holders of the common stock of the Company.

(c) The Company has declared no dividends on its common stock during the past two years.


ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth on the following page, for the five years ended January 3, 1998 have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.


ITEM 6. SELECTED FINANCIAL DATA
	(in thousands except per share data)

						   Years Ended
				                            Jan. 3   Dec. 28    Dec. 30   Dec. 31   Jan. 1
                                 1998      1996       1995      1994     1994
SELECTED INCOME STATEMENT DATA
  Net Sales                     $41,156   $40,649    $34,148   $36,194  $26,835
  Cost of Sales                  36,765    36,887     30,666    30,928   24,292
  Gross Profit                  $ 4,391   $ 3,762    $ 3,482   $ 5,266  $ 2,543

  Income before Income Taxes    $ 1,059   $   869    $ 1,156   $ 3,376  $   690
  Income Taxes                      433       284        212       867      316

  Net Income                    $   626   $   585    $   944   $ 2,509  $   374

  Per Share (Note A)
    Net income                  $   .23   $   .21    $   .34   $   .92  $   .14
    Cash dividends declared
	Per common share                  None      None       None      None     None
  Weighted average number
    of common shares
    outstanding                   2,741     2,741      2,741     2,741    2,741

SELECTED CASH FLOW DATA
  Capital expenditures          $ 1,343   $ 1,025    $ 6,372   $ 1,541  $ 1,374

  Depreciation                  $ 1,600   $ 1,508    $ 1,052   $ 1,006  $   903

  Cash provided by
    operating activities        $ 3,646   $ 1,527    $ 2,004   $ 2,186  $   985


				                           Jan. 3    Dec. 28    Dec. 30   Dec. 31  Jan. 1
				                            1998       1996       1995      1994    1994
			                                                                     < C>
SELECTED BALANCE SHEET DATA
  Current assets               $11,785    $ 9,905    $ 7,641   $ 8,814  $ 7,382
  Current liabilities            3,378      1,738      2,171     2,944    2,923
  Working capital              $ 8,407    $ 8,167    $ 5,470   $ 5,870  $ 4,459

  Current ratio                   3.49       5.70       3.52      2.99     2.53

  Total assets                 $24,348    $22,554    $20,769   $16,621  $14,655

  Long-term debt               $ 5,313    $ 6,000    $ 4,964   $   995  $ 1,645

  Deferred income taxes        $ 2,218    $ 2,003    $ 1,406   $ 1,399  $ 1,312

  Shareholders' equity         $13,440    $12,813    $12,228   $11,284  $ 8,775


(A) Income per share has been computed based on the weighted average number of common shares outstanding during each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth selected operating data of the Company as percentages of net sales for the periods indicated.


					Relationship to Total Revenue

			                      For the Year Ended            Period to Period
			                     Jan. 3      Dec. 28     Dec. 30     Increase (Decrease)
			                      1998         1996        1995     1996-1997  1995-1996
Net Sales               100.0%       100.0%       100.0%       1.2%       9.0%

Cost of Sales            89.3         90.7         89.8      ( 0.3)      20.3

Gross profit margin      10.7          9.3         10.2       16.7        8.0

Selling, general,
  administrative and
    factoring expenses    6.9          6.3          6.2       11.9       19.2

Operating earnings        3.8          3.0          4.0       26.6       (9.4)

Other income              0.4          0.3          0.2       35.8       67.5

Other expenses           (1.7)        (1.2)        (0.8)      37.5       75.6

Income before income
  taxes                   2.5          2.1          3.4       21.8      (24.8)

Income taxes              1.0          0.7          0.6       52.3       33.8

Net income                1.5%         1.4%         2.8%       7.0%     (38.0%)

	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			 AND RESULTS OF OPERATIONS
				(Continued)

Results of Operations

1997 Compared to 1996

Net Sales

Net sales for the 1997 year aggregated $41.1 million, representing an increase of $ .5 million, as compared to net sales volume of $40.6 million recorded by the Company for 1996. Net sales dollars increased by 1.2% and total pounds shipped increased by 3.5% over those of 1996. Full yarn sales dollars increased 2.8% and full yarn pounds shipped increased by 4.6%. Sales from commission yarn sales (the dyeing and processing of customer owned yarns) decreased in both dollars and pounds by 25.3% and 30.0%, respectively, in 1997 compared with 1996.

Cost of Sales and Gross Margin

Although net sales increased by 1.2%, and the sales mix changed to a larger portion of full yarn sales, cost of sales actually declined by $122,000.

Material cost declined by $321,000, or 1.3%, mainly as a result of a lower unit cost of yarns and an improvement in reworks.

Total labor cost increased by 2.1% mainly as a result of an annual wage increase.

Manufacturing overhead declined by 0.8% mainly as a result of improvements in reworks.

Inasmuch as net sales for 1997 as compared to 1996, increased by 1.2%, while cost of sales decreased by 0.3%, the 1997 gross margin increased to 10.7% as compared to 9.3% recorded in 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 1997 aggregated $2.7 million, as compared to $2.3 million in 1996. During the fourth quarter of 1997, the Company recorded $157,000 for the severance arrangements for its retiring president. The Company also experienced $63,000 in recruiting costs for its new president.

	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			  AND RESULTS OF OPERATIONS
				(Continued)


Results of Operations (continued)

1997 compared to 1996 (continued)


Factor's Charges

Factor's charges for 1997 aggregated $183,000, or 0.4%, of net sales, as compared to $194,000, or 0.5%, of net sales. The ratio of sales made to factored accounts versus non-factored accounts was slightly lower in 1997.

Operating Margins

As a result of the discussion above with respect to the 1997 increase in sales with an increase in gross profit percentage, coupled with an increase in selling, general, and administrative expenses, the Company reported operating earnings of $1.6 million in 1997, compared to $1.2 million in 1996.

Interest Income

Interest income for 1997 was $152,000 as compared to $36,000 for 1996. The increase in interest income was the result of improved cash flow, which allowed the Company to maintain a higher average investment of cash. The 1997 and 1996 interest income was primarily interest earned on short-term cash equivalents held in the Company's bank.

Interest Expense

Interest expense for 1997 was $503,000 as compared to $495,000 in 1996. The Company's average long-term debt did not change during the year. The increase in interest expense resulted primarily from a 53-week fiscal year in 1997 compared to a 52-week fiscal year in 1996.

	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			   AND RESULTS OF OPERATIONS
				  (Continued)


Results of Operations (continued)

1997 Compared to 1996 (continued)


Loss on Disposal of Assets

In 1997 the Company incurred a loss of $177,000 on disposal of assets, as compared to a gain on disposal of assets or $94,000 in 1996. During the fourth quarter, the Company wrote off $154,000 for software which it abandoned and $15,000 for the original undepreciated installation cost for the twisting machines sent to Fytek, S.A. de C.V., its joint venture company.

Income Before Provision for Income Taxes

Income before provision for income taxes for 1997 was $1,059,000, compared to $869,000 in 1996. The 1997 increase of $190,000 was the result of an increase in operating earnings, discussed above, and an increase in interest income, which was partially offset by a loss on disposed of assets.


Provision for Income Taxes

Provision for income taxes for 1997 was $433,000, compared to $284,000 in 1996. The increase in the provision for income taxes was primarily due to higher taxable income in 1997.

	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			    AND RESULTS OF OPERATIONS
				  (Continued)

Results of Operations

1996 Compared to 1995

Net Sales

Net sales for the 1996 year aggregated $40.6 million, representing an increase of $6.5 million, as compared to net sales volume of $34.1 million recorded by the Company for 1995. Net sales dollars increased by 19.0% and total pounds shipped increased by 33.9% over those of 1995. Full yarn sales dollars increased 38.5% and full yarn pounds shipped increased by 52.4%. Sales from commission yarn sales (the dyeing and processing of customer owned yarns) decreased in both dollars and pounds by 36.3% and 34.1%, respectively, in 1996 compared with 1995.

Cost of Sales and Gross Margin

Cost of sales that aggregated $36.9 million for 1996 increased by $6.2 million, or 20.3%, as compared to 1995.

Material cost increased by $5.4 million, or 29.1%, as a result of the increase in full yarn sales of 38.5%.

Labor costs increased by 0.3% and manufacturing overhead increased by 13.4%, primarily as a result of continuing costs incurred for the time and overhead spent in the new technology undertaken by the Company in 1995.

Inasmuch as net sales for 1996 as compared to 1995 increased by 19.0%, while costs of sales increased by 20.3%, the 1996 gross margin decreased to 9.3% as compared to 10.2% recorded in 1995.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 1996 aggregated $2.3 million, as compared to $1.9 million in 1995, representing for each year 5.7% of net sales.


Factor's Charges

Factor's charges for 1996 aggregated $194,000, or 0.5% of net sales, as compared to $178,000 in 1995, representing a like 0.5% of net sales in 1995. The ratio of sales made to factored accounts versus non-factored accounts for 1996 remained approximately the same as 1995.

	   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			  AND RESULTS OF OPERATIONS
				  (Continued)


Results of Operations (continued)

1996 Compared to 1995 (continued)

Operating Margins

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

Income Before Provision for Income Taxes

Income before provision for income taxes for 1996 was $869,000, as compared to $1,156,000 for 1995. The 1996 decrease of $287,000 resulted from the reduction in gross profit margin, increased selling, general and administrative expenses and interest costs.

Provision for Income Taxes

The increase in 1996 income taxes on pre-tax income of $869,000, compared with income taxes on pre-tax income of $1,156,000 in 1995, arose from the over accrual of 1994 income taxes resulting in a reduction of 1995 income taxes and by a 1995 upward adjustment of alternative minimum taxes available.

	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			   AND RESULTS OF OPERATIONS
				 (Continued)


Results of Operations

1997 - 1994 Sales Analysis

The table below sets forth an analysis of sales volume for the period 1994 to 1997, inclusive. The table below discloses that full yarn sales prices decreased from the high of $3.60 per pound in 1995 to $3.24 in 1997. Unit prices for commission sales increased from $1.60 in 1994 to $1.87 in 1997.

The decrease in full yarn average sales prices is a result of a shift from vertical dyeing and winding yarn on cones to horizontal dyeing and direct shipping which began in 1996. The Company expects in the future a larger portion of its sales will be from horizontal dyeing and direct shipping of yarn.

					  % of           Sales $
			      % of         Pounds of          Per
			   Net Sales       Yarn Sold         Pound

   1997:
     Yarn sales               96%              93%           $3.24
     Commission sales          4                7             1.87
       Total                 100              100


   1996:
     Yarn sales               94%              89%          $3.29
     Commission sales          6               11            1.74
       Total                 100              100

   1995:
     Yarn sales               88%              79%          $3.60
     Commission sales         12               21            1.82
       Total                 100              100

   1994:
     Yarn sales               83%              69%          $3.58
     Commission sales         17               31            1.60
       Total                 100              100

	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			  AND RESULTS OF OPERATIONS
				 (Continued)


Liquidity and Capital Resources:

The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of January 3, 1998, the Company had $3,328,000 due from its factor, of which $2,840,000 matured on January 21, 1998.

The Company has a line of credit loan from its bank under which the Company may borrow the lesser of $2,000,000 and the borrowing base (as defined). Credit balances due the Company under its factoring contract have been assigned to the bank as collateral for loans under this line of credit.

The Company had inventories of $3,006,000 as of January 3, 1998. The Company's average inventories aggregated approximately $3,234,000 for 1997, representing approximately 48 days inventory on hand. The Company's inventories turn approximately 6 to 8 times each year.

The Company's working capital increased by approximately $240,000 at January 3, 1998 from that of December 28, 1996, primarily as a result of 1997 earnings, and an increase in accounts receivables. The working capital of the Company and its line of credit with its bank are deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:

			      1997             1996           1995
   Working Capital         $8,406,985       $8,166,976     $5,469,831
   Working Capital Ratio     3.5 to 1         5.7 to 1       3.5 to 1

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at January 3, 1998 and December 28, 1996:

				                           January 3       December 28
				                             1998              1996
   Cash, cash equivalents
	    and receivables          $8,077,841        $5,355,639
  	Current liabilities         3,377,686         1,737,646

	Excess of quick assets
	  over current
	  liabilities               $4,700,155        $3,617,993

	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			  AND RESULTS OF OPERATIONS
				 (Continued)


Liquidity and Capital Resources: (Continued)

The aggregate long-term debt at January 3, 1998 and December 28, 1996 was $6,000,000. In order to finance the acquisition of new property, plant and equipment of $6,371,819 in 1995, and $1,024,598 in 1996, the Company incurred a long-term debt of $6,000,000, as more fully described in Note 7 of Notes to Financial Statements. Pursuant to an agreement with its bank, the obligation has no principal maturities until February 1998. Thereafter, principal payments of $62,500 will be payable monthly for 96 consecutive months.

The Company's long-term debt to equity ratios aggregated 39.5% at January 3, 1998, 46.8% at December 28, 1996 and 40.6% at December 30, 1995.

Capital budget expenditures approved for 1998 aggregate $3,500,000. The Company plans to finance its capital needs from cash provided from operations and bank financing.

Environmental Matters

During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Health, Environment and Natural Resources (DHENR). DHENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm has conducted testing and will prepare a Corrective Action Plan for submission to DHENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost.

Inflation

The Company does not believe that operations for the periods discussed have been significantly affected by inflation. Further, the Company's performance in maintaining control over elements of overhead, in conjunction with the infusion of state of the art dyeing technology, have enabled it to remain competitive with its competition.

	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			  AND RESULTS OF OPERATIONS
				(Continued)



7A.  Quantitative and Qualitative Disclosures about Market Risk

Under its loan agreement dated March 29, 1996 with First Union National Bank of North Carolina, providing for a term loan of $6,000,000 and a line of credit facility of $2,000,000, the effective rate of interest being paid by the Company on its term loan is 8.06% per annum. The interest rate is in effect a fixed rate because in a fixed rate hedge contract between the Company and the bank, the bank converted its floating rate into a fixed rate. Under the fixed rate hedge contract, the Company pays the bank 8.06% per annum for the term of the loan. The floating rate (LIBOR PLUS 1.9%) that the Company pays the bank is equal to the floating rate that the bank's capital markets will pay to the Company under the agreement. Whether LIBOR rates rise or fall over the life of the loan agreement, the Company pays the bank a fixed rate of 8.06%, thereby resulting in a fixed rate loan. Other than the foregoing arrangement with First Union National Bank, the Company has not entered into any instruments resulting in market risk to the Company for trading purposes or for purposes other than trading purposes.

			 COLE, SAMSEL & BERNSTEIN LLC
			 Certified Public Accountants

305 Madison Avenue                                             72 Essex Street
New York, NY 10165                                             Lodi, NJ  07644
    (212) 972-9600                                              (201) 368-9300
FAX: (212) 972-9605                                        FAX: (201) 368-9069

Item 8 - Financial Statements

Independent Auditors' Report

To the Board of Directors of
Burke Mills, Inc.

	We have audited the accompanying balance sheets of Burke Mills, Inc. as of January 3, 1998 and December 28, 1996, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. as of January 3, 1998 and December 28, 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.



					     /s Cole, Samel & Bernstein LLC
					     Cole, Samsel & Bernstein LLC
					     Certified Public Accountants



Lodi, New Jersey
January 30, 1998

					BALANCE SHEETS

						January 3     December 28
						  1998            1996
				  ASSETS
Current assets
  Cash and cash equivalents                    $ 4,306,540     $ 2,157,428
  Accounts receivable                            3,771,301       3,198,211
  Inventories                                    3,006,298       3,450,805
  Prepaid expenses and other current assets         38,832          94,028
  Prepaid and refundable income taxes                    -         129,340
  Deferred income taxes                            661,700         874,810
	Total current assets                           11,784,671       9,904,622

Equity investment in affiliate                     177,728           5,993

Property, plant & equipment - at cost           26,350,679      26,194,241
  Less: accumulated depreciation                14,158,330      13,550,436
    Property, plant and equipment - net         12,192,349      12,643,805

Oher assets
  Deferred charges                                 193,316               -
  					                                        $24,348,064     $22,554,420

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt         $   687,500     $         -
  Accounts payable                               2,081,237       1,436,054
  Accrued salaries and wages                       191,128         129,952
  Other liabilities and accrued expenses           417,821         171,640
	Total current liabilities                       3,377,686       1,737,646

Long-term debt                                   5,312,500       6,000,000

Deferred income taxes                            2,218,300       2,003,300
	Total liabilities                              10,908,486       9,740,946

Shareholders' equity
  Common stock, no par value
     (stated value, $.66)
        Authorized - 5,000,000 shares
	Issued and outstanding
    	2,741,168 shares                            1,809,171       1,809,171
  Paid-in capital                                3,111,349       3,111,349
  Retained earnings                              8,519,058       7,892,954
	Total shareholders' equity                     13,439,578      12,813,474
					                                          $24,348,064     $22,554,420
[FN]
See notes to financial statements.

				        STATEMENTS OF OPERATIONS


                                         						Years Ended
                            				  January 3     December 28     December 30
                            				    1998            1996            1995

Net sales                       $41,155,629     $40,648,920     $34,148,493

Costs and expenses
  Cost of sales                  36,764,917      36,887,077      30,666,567
  Selling, general and
    administrative expenses       2,651,031       2,337,450       1,945,951
  Factor's charges                  183,072         194,427         177,901
    Total costs and expenses     39,599,020      39,418,954      32,790,419

Operating earnings                1,556,609       1,229,966       1,358,074

Other income
  Interest income                   151,996          35,567          67,966
  Gain on disposal of
    property assets                       -          93,940               -
  Other, net                          4,068           4,891          12,275
	Total other income                 156,064         134,398          80,241

Other expenses
  Interest expense                  503,306         495,009         281,752
  Loss on disposal of
    property assets                 177,234              --             112
	Total other expenses               680,540         495,009         281,864

Income before income taxes and
  equity in net earnings of
    affiliate                     1,032,133         869,355       1,156,451

Equity in net earnings of
    affiliate                        26,500              --              --
				                              1,058,633         869,355       1,156,451

Provision for income taxes          432,529         283,954         212,210

Net income                      $   626,104     $   585,401     $   944,241

Net earnings per share          $       .23     $       .21     $       .34

Weighted average common
  Shares outstanding              2,741,168       2,741,168       2,741,168

[FN]
See notes to financial statements.

		STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
		  FOR THE THREE YEARS ENDED JANARY 3, 1998




                        			  Common stock no
                        			  par value stated
                       			 value $.66 per share
                       			   5,000,000 shares
			                             authorized                                        Total
				                            Shares                 Paid-in    Retained  Shareholders'
                           				 Issued    Amount       Capital    Earnings      Equity
Balance at December 31, 1994    2,741,168  $1,809,171  $3,111,349  $6,363,312  $11,283,832

Net income for the year
  ended December 30, 1995               -           -           -     944,241      944,241

Balance at December 30, 1995    2,741,168   1,809,171   3,111,349   7,307,553   12,228,073

Net income for the year
  ended December 28, 1996               -           -           -     585,401      585,401

Balance at December 28, 1996    2,741,168   1,809,171   3,111,349   7,892,954   12,813,474

Net income for the year
  ended January 3, 1998                 -           -           -     626,104      626,104

Balance at January 3, 1998      2,741,168  $1,809,171  $3,111,349  $8,519,058  $13,439,578

[FN]
See notes to financial statements.

				STATEMENTS OF CASH FLOWS

                                         						       Years Ended
                                   					    January 3  December 28  December 30
                                   					      1998        1996         1995
Cash flows from operating activities:
  Net income                              $   626,104  $  585,401   $  944,241
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Depreciation                              1,599,662   1,508,423    1,051,529
  (Gain) loss on sales of plant and
     equipment, including loss on
     disposals                                177,234     (93,940)         112
  Deferred income taxes                       428,110     302,390        2,800
  Changes in assets and liabilities:
    Accounts receivable                      (573,090)   (224,110)     318,055
    Inventories                               444,507    (580,866)      54,255
    Prepaid expenses, taxes & other
      current assets                          184,536     159,145     (194,561)
    Other non-current assets                 (193,316)     (5,993)           -
    Accounts payable                          645,183     (72,422)     595,200
    Income taxes payable                            -           -     (581,267)
    Accrued salaries & wages                   61,176       6,315     (247,036)
    Other liabilities and accrued
      expenses                                246,181     (57,472)      60,554
	Total adjustments                          3,020,183     941,470    1,059,641

Net cash provided by operating activities   3,646,287   1,526,871    2,003,882

Cash flows from investing activities:
  Acquisition of property, plant
      and equipment                        (1,343,090) (1,024,598)  (6,371,819)
  Proceeds from sales of plant
      and equipment                            17,650           -            -
  Investment in affiliate                    (171,735)          -            -

Net cash (used) by investing activities    (1,497,175) (1,024,598)  (6,371,819)

Cash flows from financing activities:
  Proceeds from long-term bank note                 -   1,670,663    4,180,957
  Principal payments of long-term debt              -    (850,341)    (812,176)

Net cash provided by financing
  activities                                        -     820,322    3,368,781

Net increase (decrease) in cash and
  cash equivalents                          2,149,112   1,322,595     (999,156)
Cash & cash equivalents at beginning
  of year                                   2,157,428     834,833    1,833,989

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                             $ 4,306,540  $2,157,428  $   834,833

See notes to financial statements.

			 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Accounting period - The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 1997, 1996 and 1995 ended on January 3, 1998, December 28, 1996 and December 30, 1995, respectively. The fiscal years ended December 28, 1996 and December 30, 1995 consisted of 52 weeks. The fiscal year ended January 3, 1998 consisted of 53 weeks.

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

Depreciation and amortization of the property accounts are provided over the estimated useful lives of the assets. For financial reporting purposes, depreciation on plant and equipment is provided primarily at straight-line rates. For income tax purposes, depreciation has been provided at straight-line rates for all property, plant and equipment acquired prior to 1981 and the accelerated and modified accelerated cost recovery system for property assets acquired subsequent to December 31, 1980. The estimated useful lives used for computing depreciation for financial reporting purposes are generally:
	Buildings and improvements              5 - 45 years
	Plant machinery and equipment           5 - 17 years
	Office equipment                        5 - 10 years
	Automotive equipment                    3 -  5 years
	Computer equipment                      3 -  5 years

Earnings per share - Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the respective periods.

Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE

The Company is engaged in twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

With respect to its operations, the Company's products and its services for others on a commission basis are sold and/or performed for customers primarily located in the territorial limits of the United States. The Company did have sales to customers in Mexico, during the three fiscal years ended January 3, 1998, which amounted to 1.7% in 1997, 4.2% in 1996 and 0.5% in 1995. Sales to customers in Canada in 1997, 1996 and 1995 aggregated 3.9%, 2.8% and 1.2%, respectively. Additionally, the Company had sales to Brazil in 1997 which amount to 0.2% Other than sales to Mexico, Canada and Brazil, as discussed above, the Company had no other sales in foreign markets during the three year period ended January 3, 1998. For the three-year period ended January 3, 1998, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

In connection with sales to major customers, only one customer has exceeded 10% of the Company's sales during each of the three years ended January 3, 1998. One other customer has exceeded 10% in 1996, and a third customer has exceeded 10% of aggregate sales in 1995. For the purpose of this determination, sales to groups of companies under common control have been combined and accounted for as sales to individual companies. The following table gives information with respect to these three customers:

						    % of
	      1997             Amount             Net Sales
	Customer 1           $5,737,000              14.0
	Customer 2                    *
	Customer 3                    *
						    % of
	      1996             Amount             Net Sales
	Customer 1           $5,387,000              13.3
	Customer 2            4,074,000              10.0
	Customer 3                    *

						    % of
	      1995             Amount             Net Sales
	Customer 1            $3,706,000            10.9
	Customer 2                     *
	Customer 3             3,534,000            10.3

*Less than 10%

			 NOTES TO FINANCIAL STATEMENTS


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable comprise the following:

                           				  January 3  December 28
				                                1998         1996
	Due from factor on
	  regular factoring
	  account                       $3,327,680   $3,032,655
	Non-factored accounts
          receivable                443,621      165,556
            Total                $3,771,301   $3,198,211

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

The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the average maturity of the receivables sold (as defined), it is required to pay interest to the factor on these advances. The Company incurred no interest costs during the 1997 year, inasmuch as it borrowed no funds from its factor during that year. In connection with such advances from its factor for 1996 and 1995, the Company incurred interest costs of only $5,442 in 1996 and $4,929 in 1995.

The Company's factor is collateralized by the accounts receivable sold to the factor. No interest in inventory, other than returned goods, has been granted to the factor under the factoring contract.

			NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INVENTORIES

Inventories are summarized as follows:

				                     January 3,      December 28,
				                        1998             1996

	Finished & in process   $1,813,018        $2,191,957
	Raw materials              716,520           709,099
	Dyes & chemicals           336,957           394,335
	Other                      139,803           155,414
	  Total                 $3,006,298        $3,450,805


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Major classifications of property, plant and equipment are as follows:
			                           January 3, 1998            December 28, 1996
					                                  Accumulated                Accumulated
              				             Cost    Depreciation       Cost    Depreciation
Land                       $    78,032  $         -   $    78,032   $        -
Land improvements              136,504       77,709       136,504       73,954
Building & improvements      6,337,114    4,056,293     6,204,501    3,910,833
Plant machinery & equipment 18,694,009    9,448,212    18,447,105    8,973,505
Office equipment               964,974      493,257     1,205,764      488,245
Automotive equipment           140,046       82,859       122,335      103,899
Total                      $26,350,679  $14,158,330   $26,194,241  $13,550,436

NOTE 6 - LINE OF CREDIT LOAN

Pursuant to a loan agreement dated March 29, 1996, the Company secured a line of credit facility from its bank wherein it may borrow, repay and re-borrow amounts from the line of credit facility for short-term working capital needs. The aggregate principal amount outstanding at any time under this loan may not exceed the lesser of $2,000,000 and the borrowing base (as defined). Interest on this loan facility is at a rate that varies with the Libor Rate and is payable on the last day of each month. The line of credit loan has an initial maturity of April 30, 1997, unless extended by the bank in its sole discretion. The company extended the line of credit loan to April 30, 1998.

The Company had no borrowings on the line of credit loan during the year ended January 3, 1998.

The following represents a summary of borrowings on the line of credit loan during 1996:
	   Balance at end of year                          $     NONE
	   Maximum outstanding during the year              1,195,000
	   Average outstanding during the year                435,000
	   Weighted average interest rate                         7.7%

			NOTES TO FINANCIAL STATEMENTS


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

Under the new term loan agreement, interest only will be payable monthly until February 1998. Thereafter, principal maturities will be payable in the amount of $62,500 per month for ninety-six consecutive months plus interest at the fixed rate of 8.06%. In order to effect this fixed interest rate, the bank converted its interest rate cap into a fixed rate loan by entering into a fixed rate hedge contract with the Company. Under this fixed rate hedge contract, the Company will pay the bank 8.06% for the term of the contract. The floating rate (LIBOR plus 1.9%) that the Company will pay the bank will be equal to the floating rate that the bank's capital markets will pay to the Company. Whether LIBOR RATES rise or fall over the life of the loan agreement, the Company will continue to pay the bank a fixed rate of 8.06% for the life of the contract, thereby creating a fixed rate loan.

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

The annual principal maturities of the long-term debt at January 3, 1998 are as follows:

	  Current portion                            $  687,500
	  1999                        $  750,000
	  2000                           750,000
	  2001                           750,000
	  2002                           750,000
	  Thereafter                   2,312,500      5,312,500

						                                        $6,000,000

NOTES TO FINANCIAL STATEMENTS


NOTE 8 - OTHER LIABILITIES AND ACCRUED EXPENSES

Other liabilities and accrued expenses consist of the following:

				                             January 3          December 28
					                              1998                1996

	Employee 401k contributions     $ 47,113                  -
	Payroll taxes payable            109,063             44,716
	Utilities payable                132,165             90,669
	Accrued interest                  21,493             12,125
	Accrued environmental cost        77,100                  -
	Other                             30,887             24,130
	  Total                         $417,821           $171,640


NOTE 9 - INCOME TAXES

The Company uses the liability method as required by FASB Statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items that comprise deferred tax assets and liabilities are as follows:
					                                       Jan. 3        Dec. 28
					                                        1998          1996
  Deferred tax assets:
  Alternative minimum taxes paid           $608,825     $  608,825
  Net operating loss carry-forward           12,190        246,100
  Inventory capitalization                   18,700          8,300
  Business credits                           11,585         11,585
  Charitable contributions
   Carryover                                 10,400              -
					                                    $  661,700     $  874,810

   Deferred tax liabilities:
   Accelerated depreciation for
     tax purposes                        $2,218,300      $2,003,300

Provision for taxes consist of:

                                 						Year Ended
			                      January 3     December 28    December 30
				                       1998            1996            1995
      Current:
	       Federal           $  4,419        $      -       $120,978
	       State                    -               -         88,432
       Deferred            428,110         283,954          2,800
	        Total            $432,529        $283,954       $212,210

		       NOTES TO FINANCIAL STATEMENTS

The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:


				                               January 3,    December 28,   December 30,
					                                 1998           1996           1995
Income before income taxes          $1,058,633       $869,355     $1,156,451
Federal income taxes                        34%            34%            34%
Computed taxes at maximum
  statutory income tax rate            359,936        295,581        393,193
Increase (reduction) in taxes
  resulting from:
    State income taxes, net of
      Federal income tax benefit        56,051         44,468         60,205
    Adjustment for deferred
      income taxes                           -        (20,670)             -
    Alternative minimum tax
      adjustment                             -        (35,425)      (174,883)
    Over-accrual of prior year
	     income taxes                           -              -        (59,336)
    Prior year tax examination
      and other                         16,542              -         (6,969)

Provision for income taxes          $  432,529       $283,954     $  212,210


NOTE 10 - INVESTMENT IN AFFILIATE AND RELATED TRANSACTIONS

The company owns 49.8% of Fytek, S.A. de C.V. (Fytek),a Mexican corporation. The company accounts for the ownership using the equity method. During 1997, the company had no sales to Fytek, but purchased $156,000 of yarn from Fytek.

			NOTES TO FINANCIAL STATEMENTS


NOTE 11 - STATEMENTS OF CASH FLOWS

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest was $494,000 in 1997, $515,000 in 1996 and $258,000 in 1995. Cash paid
for income taxes aggregated $6,000 in 1996 and $1,081,000 in 1995.   Taxes
refunded in 1997 aggregated $125,000.

NOTE 12 - RENTAL EXPENSES AND LEASE COMMITMENTS

Rental expenses under all lease commitments for the three fiscal years ended January 3, 1998, aggregated $45,000, $40,000 and $46,000, respectively. Minimum lease commitments under terms of all non-cancelable leases, which consist only of leased equipment, are as follows as of January 3, 1998:

			 1998          $39,000
			 1999           23,000
			 2000           19,000
			 2001           19,000
			 2002            3,000
       				      $103,000

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)
	  (in thousands of dollars except for per share amounts)

					Quarter
1997                      First    Second     Third    Fourth
Net sales               $10,060   $10,442   $ 9,874   $10,780
Cost of sales             9,061     9,393     8,797     9,514
Gross profit                999     1,049     1,077     1,266
Net income                  143       181       230        72
Net income per
  common share          $   .05   $   .07   $   .08   $   .03

1996
Net sales               $ 9,905   $10,304   $10,225   $10,215
Cost of sales             9,215     9,519     9,122     9,031
Gross profit                690       785     1,103     1,184
Net income (loss)           (40)       26       285       314
Net income (loss)
  per common share      $  (.02)  $   .01   $   .11   $   .11

1995
Net sales               $ 9,545   $ 8,586   $ 7,385   $ 8,632
Cost of sales             8,364     7,488     7,127     7,687
Gross profit              1,181     1,098       258       945
Net income (loss)           396       369      (173)      352
Net income (loss)
  per common share      $   .14   $   .14   $  (.06)  $   .12

		       NOTES TO FINANCIAL STATEMENTS


NOTE 14 - EMPLOYEE BENEFIT PLAN
The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary. The salary reduction percentage must equal an increment of 1%. The employer may make a matching contribution for each employee out of current net profits or accumulated net profits (as defined), in an amount the employer may from time to time deem advisable. Based on the Company's profit sharing formula, no provision was required for matching contributions in 1996 or 1997. A matching contribution of $94,176 was made for 1995.


NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At January 3, 1998, the Company had $3,328,000 due from its factor of which $2,840,000 matured on January 21, 1998. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


NOTE 16 - OTHER COMMITMENTS
a) The Company entered into a supply agreement, dated November 23, 1996, with its joint venture company, Fytek, S.A. de C.V. to purchase twisted yarns. The Company agrees to purchase approximately $1,800,000 of twisted yarn annually for the five years beginning on the startup date of the operation.

b)The Company entered into a supply agreement, dated November 19, 1996, with Fibras Quimicas, S.A. to purchase yarn. The Company agrees to purchase yarn based on the schedule below, beginning February 1, 1997, for a five year period.
		Year 1          Approximately $2,600,000
		Year 2          Approximately $6,400,000
		Year 3          Approximately $7,100,000
		Year 4          Approximately $7,700,000
		Year 5          Approximately $7,700,000

			NOTES TO FINANCIAL STATEMENTS

c) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Health, Environment and Natural Resources (DHENR). DHENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm has conducted testing and will prepare a Corrective Action Plan for submission to DHENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	 ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in nor disagreements with accountants on accounting and financial disclosure during the Company's two most recent fiscal years or during any subsequent interim period. The current accounting firm for the Company, Cole, Samsel & Bernstein LLC of New York, New York, and Lodi, New Jersey, has served as accountants for the Company during the last two fiscal years.

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

	(a) 1.  Report of Independent Certified Public Accountants.

The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II Item 8, are listed below:

		Auditors' report

		Balance sheets
		  January 3, 1998
		  December 28, 1996

		Statements of operations
		  Year ended January 3, 1998
		  Year ended December 28, 1996
		  Year ended December 30, 1995

		Statements of changes in shareholders' equity
		  Year ended January 3, 1998
		  Year ended December 28, 1996
		  Year ended December 30, 1995

		Statements of cash flows
		  Year ended January 3, 1998
		  Year ended December 28, 1996
		  Year ended December 30, 1995

		  Notes to financial statements

	Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or the notes thereto.

	(a)2. The exhibits required by Item 601 of Regulation S-K and paragraph (c) of Item 14 are the articles of incorporation and by-laws of the Company which are incorporated herein by reference from the Amendment on Form 8 to the annual report on Form 10-K of the Company for the fiscal year ended January 2, 1982 previously filed with the Commission. The exhibit required by
Item 601(c) of Regulation SK, Financial Data Schedule, is set forth on page 39 of this report.

	(b) During the last quarter of the period covered by this report no report on Form 8-K was filed.

	(c)  See sub-Item (a)2 above.

	(d)     Not applicable.

			   Financial Data Schedule

		 Pursuant to Item 601(c) of Regulation S-K

      THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
	FROM THE FINANCIAL STATEMENTS INCLUDED IN THE ANNUAL REPORT
       ON FORM 10K AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
       SUCH FINANCIAL STATEMENTS FOR THE YEAR ENDED JANUARY 3, 1998.


NUMBER          ITEM DESCRIPTION                                  AMOUNT

5-02(1)         cash & cash items                               $ 4,306,540
5-02(2)         marketable securities                                     0
5-02(3)(a)(1)   notes & accounts receivable-trade                 3,771,301
5-02(4)         allowances for doubtful accounts                          0
5-02(6)         inventory                                         3,006,298
5-02(9)         total current assets                             11,784,671
5-02(13)        property, plant & equipment                      26,350,679
5-02(14)        accumulated depreciation                         14,158,330
5-02(18)        total assets                                     24,348,064
5-02(21)        total current liabilities                         3,377,686
5-02(22)        bonds, mortgages & similar debt                   5,312,500
5-02(28)        preferred stock - mandatory redemption                    0
5-02(29)        preferred stock - no mandatory redemption                 0
5-02(30)        common stock                                      1,809,171
5-02(31)        other stockholders' equity                       11,630,407
5-02(32)        total liabilities & stockholders' equity         24,348,064
5-03(b)1(a)     net sales of tangible products                   41,155,629
5-03(b)1        total revenues                                   41,155,629
5-03(b)2(a)     cost of tangible goods sold                      36,764,917
5-03(b)2        total costs & expenses applicable
		                to sales and revenues                          36,764,917
5-03(b)3        other costs & expenses                                    0
5-03(b)5        provision for doubtful accounts & notes                   0
5-03(b)(8)      interest & amortization of debt discount            503,306
5-03(b)(10)     income before taxes & other items                 1,058,633
5-03(b)(11)     income tax expense                                  432,529
5-03(b)(14)     income/loss continuing operations                   626,104
5-03(b)(15)     discontinued operations                                   0
5-03(b)(17)     extraordinary items                                       0
5-03(b)(18)     cumulative effect - changes in accounting
		                principles                                              0
5-03(b)(19)     net income or loss                                  626,104
5-03(b)(20)     earnings per share - primary                           $.23
5-03(b)(20)     earnings per share - fully diluted                     $.23

SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be
	signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 1998                           BURKE MILLS, INC.


                                       			 By: /s Humayun N. Shaikh
						                                         Humayun N. Shaikh,
				 	                                         Chairman of the Board
						                                         (Principal Executive Officer)

					                                      By: /s Thomas I. Nail
					                                          Thomas I. Nail
					                                          Vice President of Finance
					                                          (Principal Financial Officer)
					       (Principal Accounting Officer)


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 27, 1998                      By: /s Humayun N. Shaikh
					                                          Humayun N. Shaikh, Director


Date:  March 27, 1998                      By: /s Richard F. Whisenant
					                                          Richard F. Whisenant, Director


Date:  March 27, 1998                      By: /s Robert P. Huntley
					                                          Robert P. Huntley, Director


Date:  March 27, 1998                      By: /s William T. Dunn
					                                          William T. Dunn, Director