Form 10-Q
period 1998-04-04
BURKE MILLS INC
filed 1998-05-19
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, DC  20549

				  FORM 10-Q
	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

		 FOR THE QUARTERLY PERIOD ENDED April 4, 1998

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

			       (828) 874-6341
	   (Registrant's telephone number, including area code)


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

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 4, 1998, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

				BURKE MILLS, INC.

				     INDEX







 PART  1 - FINANCIAL INFORMATION                                   Page Number

	   Item 1 - Financial Statements

	   Condensed Balance Sheets
		April 4, 1998 and January 3, 1998                       3


	   Condensed Statements of Operations and
		  Retained Earnings
	     Thirteen Weeks Ended April 4, 1998
		  and March 29, 1997                                    4


	   Statements of Cash Flows
	     Thirteen Weeks Ended April 4, 1998
		  and March 29, 1997                                    5


	   Notes to Condensed Financial Statements                      6

	   Item 2 - Management's Discussion and Analysis
		    of Financial Condition and Results of
		    Operations                                         12



Part II -  OTHER INFORMATION

	   Item 6 - Exhibits and Reports on Form 8-K                   16
	   Item 6(a)- Exhibit 27 - Financial Data Schedule             17

				BURKE MILLS, INC.
			    CONDENSED BALANCE SHEETS

							April 4,   January 3,
							  1998        1998
						      (Unaudited)   (Note A)
			       ASSETS
Current Assets
  Cash and cash equivalents                           $ 4,012,520 $ 4,306,540
  Accounts receivable                                   4,501,448   3,771,301
  Inventories                                           3,298,695   3,006,298
  Prepaid expenses and other current
      assets                                              215,546      38,832
  Deferred income taxes                                   543,310     661,700
      Total Current Assets                             12,571,519  11,784,671

Equity Investment in Affiliate                            231,928     177,728

Property, Plant and Equipment - at cost                26,665,036  26,350,679
  Less:  Accumulated depreciation                      14,558,423  14,158,330
Property, Plant and Equipment - Net                    12,106,613  12,192,349

Other Assets
     Deferred charges                                     193,781     193,316
						      $25,103,841 $24,348,064

		      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                $   750,000 $   687,500
  Accounts payable                                      2,664,283   2,081,237
  Accrued salaries, wages and vacation pay                279,663     191,128
  Other liabilities and accrued expenses                  377,984     417,821
     Total Current Liabilities                          4,071,930   3,377,686

Long-term Debt                                          5,062,500   5,312,500

Deferred Income Taxes                                   2,223,000   2,218,300
	Total Liabilities                              11,357,430  10,908,486

Shareholders' Equity
  Common stock, no par value
    (stated value, $.66)
 Authorized - 5,000,000 shares
   Issued and outstanding -
   2,741,168 shares                                     1,809,171   1,809,171
   Paid-in capital                                      3,111,349   3,111,349
   Retained earnings                                    8,825,891   8,519,058
	Total Shareholders' Equity                     13,746,411  13,439,578
						      $25,103,841 $24,348,064

Note A: The January 3, 1998 Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements

				BURKE MILLS, INC.

	   CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
				  (Unaudited)


							Thirteen Weeks Ended
						       April 4,      March 29,
							  1998           1997

Net Sales                                           $10,649,403   $10,060,164

Costs and Expenses
  Cost of Sale                                        9,387,901     9,060,745
  Selling, General and Administrative Expenses          697,433       624,776
  Factor's Charges                                       47,371        44,846
    Total Costs and Expenses                         10,132,705     9,730,367

Operating Earnings                                      516,698       329,797

Other Income
  Interest Income                                        47,462        27,649
  Other, net                                                 --           668
	Total                                            47,462        28,317

Other Expenses
  Interest Expense                                      119,639       122,691
  Other, net                                             30,388            --
		Total                                   150,027       122,691

Income before Income Taxes and Equity
  in Net Earnings of Affiliate                          414,133       235,423

Equity in Net Earnings of Affiliate                      54,200            --
							468,333       235,423

Provision for Income Taxes                              161,500        92,085

Net Income                                              306,833       143,338

Retained Earnings at Beginning of Period              8,519,058     7,892,954

Retained Earnings at End of Period                  $ 8,825,891   $ 8,036,292

Earnings Per Share                                  $       .11   $       .05

Dividends Per Share of Common Stock                        None          None

Weighted Average Common Shares
Outstanding                                           2,741,168     2,741,168




See notes to condensed financial statements.

				    Burke Mills, Inc.
				STATEMENTS OF CASH FLOWS
				     (Unaudited)

						       Thirteen Weeks Ended
						       April 4,    March 29,
							 1998        1997

Cash flows from operating activities
  Net income                                         $  306,833   $  143,338
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation                                          400,093      388,834
  Equity in earnings of affiliate                       (54,200)          --
  Provision for deferred income taxes                   123,090       92,086
  Changes in assets and liabilities:
    Accounts receivable                                (730,147)    (927,616)
    Inventories                                        (292,397)     423,106
    Prepaid expenses, taxes & other
      current assets                                   (176,714)     (34,718)
    Other non-current assets                               (465)          --
    Accounts payable                                    583,046      294,861
    Accrued salaries, wages & vacation pay               88,535      126,163
    Other liabilities and accrued expenses              (39,837)     127,289
	       Total Adjustments                        (98,996)     490,005

Net cash provided by operating activities               207,837      633,343

Cash flows from investing activities:
    Acquisition of property, plant and
	equipment                                      (314,357)    (220,507)

Net cash used by investing activities                  (314,357)    (220,507)

Cash flows from financing activities:
	Principal payments of long-term debt           (187,500)          --

Net cash used by financing activities                  (187,500)          --

Net increase (decrease) in cash and
    cash equivalents                                   (294,020)     412,836
Cash and cash equivalents at beginning
    of year                                           4,306,540    2,157,428

CASH AND EQUIVALENTS AT END OF
	FIRST QUARTER                                $4,012,520   $2,570,264







  See notes to condensed financial statements

				BURKE MILLS, INC.

		    NOTES TO CONDENSED FINANCIAL STATEMENTS
				   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

	 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 4, 1998 are not necessarily indicative of the results that may be expected for the year ended January 2, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1998.


NOTE 2 - STATEMENTS OF CASH FLOWS

	 For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

	 FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended April 4, 1998 and March 29, 1997 was $119,000 and $121,000, respectively. No income taxes were paid during the thirteen weeks ended April 4, 1998 and March 29, 1997.


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


NOTE 5 - ACCOUNTS RECEIVABLE

	 Accounts receivable are comprised of the following:
					     April 4,      January 3,
					       1998           1998
	 Account current - Factor:
	 Due from Factor on regular
	   factoring account........        $3,879,000     $3,328,000
	 Non-factored accounts
	   receivable...............           622,000        443,000
					    $4,501,000     $3,771,000


NOTE 6 - INVENTORIES

	 Inventories are summarized as follows:

						   April 4,     January 3,
						     1998          1998
	 Finished and in process....              $1,974,000     $1,813,000
	 Raw Materials..............                 758,000        716,000
	 Dyes and Chemicals.........                 447,000        337,000
	 Other......................                 120,000        140,000
						  $3,299,000     $3,006,000


NOTE 7 - LINE OF CREDIT

	 Pursuant to a loan agreement dated March 29, 1996, the Company secured a line of credit facility from its bank wherein it may borrow, repay and reborrow amounts from the line of credit facility for short-term working capital needs. The aggregate principal amount outstanding at any time under this loan may not exceed the lesser of $2,000,000 and the borrowing base (as defined). Interest on this loan facility is at a rate that varies with the Libor Rate and is payable on the last day of each month. The line of credit loan matures annually on April 30 and may be renewed at the sole discretion of the bank. There were no outstanding loans under this agreement as of April 4, 1998 or March 29, 1997.

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

	Under the new term loan agreement, interest only will be payable monthly until February, 1998. Thereafter, principal maturities will be payable in the amount of $62,500 per month for ninety-six consecutive months plus interest at the fixed rate of 8.06%. In order to effect this fixed interest rate hedge, the bank converted its interest rate cap into a fixed rate loan by entering into a fixed rate hedge contract with the Company. Under this fixed rate hedge contract, the Company will pay the bank 8.06% for the term of the contract. The floating rate (LIBOR plus 1.9%) that the Company will pay the bank will be equal to the floating rate that the bank's capital markets will pay to the Company. Whether LIBOR rates rise or fall over the life of the loan agreement , the Company will continue to pay the bank a fixed rate of 8.06% for the life of the contract, thereby creating a fixed loan.

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

	 The annual principal maturities of long-term debt at April 4, 1998 are as follows:

		Current portion                  $   750,000
		1999/2000               750,000
		2000/2001               750,000
		2001/2002               750,000
		2002/2003               750,000
		Thereafter            2,062,500    5,062,500

						  $5,812,500

			  BURKE MILLS, INC.

		NOTES TO CONDENSED FINANCIAL STATEMENTS
			    (Unaudited)
			    (Continued)


NOTE 9 - INCOME TAXES

	 The Company uses the liability method as required by FASB statement 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

	 The items which comprise deferred tax assets and liabilities are as follows:
						    April 4,       January 3,
						      1998            1998
	Deferred Tax Assets:
	Alternative minimum taxes paid            $  511,125      $  608,825
	Net Operating loss carryforward                   --          12,190
	Inventory capitalization                      20,600          18,700
	Business credits                              11,585          11,585
	Contributions carryforward                        --          10,400
						  $  543,310      $  661,700

	Deferred Tax Liabilities:
	Accelerated depreciation
	   for tax purposes                       $2,223,000      $2,218,300


						      Thirteen Weeks Ended
						    April 4,        March 29,
						      1998            1997
	Provision for income taxes consist of:
	Deferred                                  $  123,090      $   92,085
	Federal                                       11,430              --
	State                                         26,980              --
						  $  161,500      $   92,085

NOTE 10 - EMPLOYEE BENEFIT PLAN

	  The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the period ended April 4, 1998 and March 29, 1997.

				BURKE MILLS, INC.

		   NOTES TO CONDENSED FINANCIAL STATEMENTS
				  (Unaudited)
				  (Continued)


NOTE 11 - CONCENTRATIONS OF CREDIT RISK

	  Financial instruments that potentially subject the Company to concen-tration of credit risk consist principally of funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 20th to the 25th of the following month, at which time the amount due the Company by the factor is transferred to matured funds on deposit with First Union National Bank. Matured funds of $2,950,000 will be transferred to First Union National Bank on April 24, 1998. The Company utilizes its matured funds and loans due to its bank arising from its Line of Credit facility on a continuous basis to replenish its cash in the bank for the payment of materials, labor, and overhead.


NOTE 12 - COMMITMENTS

	  (a) The Company entered into a supply agreement, dated November 23, 1996, with its joint venture company, Fytek, S.A.DE C.V. to purchase twisted yarns. The Company agrees to purchase approximately $1,800,000 of twisted yarn annually for the five years beginning on the startup date of the operation.

	  (b) The Company entered into a supply agreement, dated November 19, 1996, with Fibras Quimicas, S.A. to purchase yarn. The Company agrees to purchase yarn based on the schedule below, beginning February 1, 1997, for a five year period.

		Year 1          Approximately $2,600,000
		Year 2          Approximately $6,400,000
		Year 3          Approximately $7,100,000
		Year 4          Approximately $7,700,000
		Year 5          Approximately $7,700,000

	  (c) The Company was committed to an outstanding irrevocable import letter of credit of $87,160 covering machinery purchases. The machinery has a latest ship date of May 30, 1998 and the letter of credit expires July 30, 1998.

				BURKE MILLS, INC.

		  NOTES TO CONDENSED FINANCIAL STATEMENTS
				  (Unaudited)
				  (Continued)


NOTE 13 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS

	  In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 1997 or for the thirteen weeks ended April 4, 1998.


NOTE 14 - EARNINGS PER SHARE

	  Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen and thirteen week periods ended April 4, 1998, and March 29, 1997.

			  BURKE MILLS, INC.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		    AND RESULTS OF OPERATIONS


Results of Operations

1998 Compared to 1997

	The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

RESULTS OF OPERATIONS

	The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

						     Thirteen Weeks Ended
						     April 4,     March 29,
						       1998         1997
	Net Sales                                     100.0%       100.0%
	Cost of Sales                                  88.2         90.1
	Gross Profit                                   11.8          9.9
	Selling, General, Administrative
	  and Factoring Costs                           7.0          6.6
	Operating Earnings                              4.8          3.3
	Interest Expense                                1.1          1.2
	Other (Income) - net                           (0.2)        (0.2)
	Income before Income Taxes                      3.9          2.3
	Equity in Net Earnings of Affiliate              .5           --
	Income Taxes                                   (1.6)         (.9)
	Net Income                                      2.8%         1.4%



			THIRTEEN WEEKS ENDED April 4 ,1998
		COMPARED TO THIRTEEN WEEKS ENDED March 29, 1997

Net Sales

	Net sales for the thirteen weeks ended April 4, 1998 (the first fiscal quarter ) were $10,649,000, representing a 5.9% increase compared to the first quarter 1997 sales of $10,060,000. Pounds shipped increased by 4.4% compared to the first quarter of 1997. Sales dollars increased by a higher percentage than pounds shipped due to an increase of 8.8% in full yarn pounds shipped and a decrease of 15.3% in commission pounds shipped.

			      BURKE MILLS, INC.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
			   RESULTS OF OPERATIONS
				(Continued)


Cost of Sales and Gross Margin

	Cost of sales for the thirteen weeks of 1998 increased by 3.6% on a sales increase of 5.9%. The Company continued to increase the utilization of its horizontal dyeing equipment, whereby eliminating steps in the manufacturing process. As a result of an increase in sales of 5.9% and an increase in cost of sales of 3.6%, gross margins improved to 11.8% of sales compared to 9.9% in 1997.

Selling, General and Administrative Expenses

	Selling, general, and administrative expenses for the first quarter of 1998 increased by $73,000, or 11.6%, compared to 1997. Increases in compen-sation, commissions and travel were the major contributors to the increase.


Factor's Charges

	Factor's charges for the first quarter of 1998 and 1997 were 0.4% of sales.


Interest Expense

	Interest expense for the first quarter of 1998 decreased by $3,000 compared to 1997 due to a lower average long-term debt.


Interest Income

	Interest income for the first quarter of 1998 increased due to an increase in funds invested. The Company's cash flow improved and resulted in an increase in cash available to invest.


Equity in Net Earnings of Affiliate

	The Company recorded $54,200 as equity in net earnings of Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.

				BURKE MILLS, INC.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
			     RESULTS OF OPERATIONS
				 (Continued)


Income Before Provision for Income Taxes

	For the thirteen weeks ended April 4, 1998, income before provision for income taxes increased primarily as a result of increased sales and improved efficiencies in the manufacturing areas.


Provision for Income Taxes

	The Company recorded provision for income taxes of $161,500 for the first quarter of 1998 compared to $92,000 for 1997. Provision for taxes on domestic income was 39% for 1998 and 1997.


Liquidity and Capital Resources

	The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company may borrow from First Union National Bank based on a $2,000,000 line of credit from the recent long-term loan agreement which borrowings are secured by the outstanding credit balance at the factor. As of April 4, 1998, the Company had $3,879,000 due from the factor with a net of $2,950,000 to mature on April 24, 1998. The Company entered into a new loan agreement effective March 29, 1996 providing for a term loan of $6,000,000 and a working capital facility of $2,000,000. Under the provisions of the loan agreement, the Company may borrow up to $2,000,000 for seasonal working capital requirements using the credit balance due from the factor as security.

	The Company's working capital at April 4, 1998 aggregated $8,500,000 representing a working capital ratio of 3.1 to 1 compared with a working capital of $8,407,000 at January 3, 1998 and a working capital ratio of
3.5 to 1.

	As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at April 4, 1998:

	Cash, cash equivalents and receivables...........        $8,514,000
	Current liabilities..............................         4,072,000

	Excess of quick assets over current liabilities..        $4,442,000

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

	During the thirteen weeks of 1998, the Company acquired and made deposits on new machinery and equipment of approximately $314,000 as set forth in the accompanying statement of cash flows. For the balance of 1998, the Company anticipates the acquisition of machinery and equipment of approximately $2,886,000 which, together with the acquisitions and deposits on acquisitions incurred to April 4, 1998, will aggregate an anticipated acquisition of new machinery of approximately $3,200,000 in 1998. The Company plans to finance its capital from cash provided from operations and bank financing.

	The Company has initiated discussions with it significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company will assess the extent to which its operations are vulnerable should those organizations fail to remedy properly their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

				BURKE MILLS, INC.



			 PART II - OTHER INFORMATION







Item 6 - Exhibits and Reports on 8-K

    (a)  Exhibits - Financial Data Schedule


    (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks April 4, 1998.

				BURKE MILLS, INC.

			    Financial Data Schedule

		   Pursuant to Item 601(c) of Regulation S-K

	THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS INCLUDED IN THE QUARTERLY REPORT
	ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
	    SUCH FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED
				April 4, 1998


ITEM NUMBER             ITEM DESCRIPTION                          AMOUNT
5-02(1)         Cash and cash items                             $4,012,520
5-02(2)         Marketable securities                                    0
5-02(3)(a)(1)   Notes and accounts receivable - trade            4,501,448
5-02(4)         Allowances for doubtful accounts                         0
5-02(6)         Inventory                                        3,298,695
5-02(9)         Total current assets                            12,571,519
5-02(13)        Property, plant and equipment                   26,665,036
5-02(14)        Accumulated depreciation                        14,558,423
5-02(18)        Total assets                                    25,103,841
5-02(21)        Total current liabilities                        4,071,930
5-02(22)        Bonds, mortgages and similar debt                5,062,500
5-02(28)        Preferred stock- mandatory redemption                    0
5-02(29)        Preferred stock-no mandatory redemption                  0
5-02(30)        Common stock                                     1,809,171
5-02(31)        Other stockholders' equity                      11,937,240
5-02(32)        Total liabilities and stockholders' Equity      25,103,841
5-03(b)1(a)     Net sales of tangible products                  10,649,403
5-03(b)1        Total revenues                                  10,649,403
5-03(b)2(a)     Cost of tangible goods sold                      9,387,901
5-03(b)2        Total costs and expenses applicable
		    to sales and revenues                        9,387,901
5-03(b)3        Other costs and expenses                                 0
5-03(b)5        Provision for doubtful accounts and notes                0
5-03(b)(8)      Interest and amortization of debt discount         119,639
5-03(b)(10)     Income before taxes and other items                468,333
5-03(b)(11)     Income tax expense                                 161,500
5-03(b)(14)     Income/loss continuing operations                  306,833
5-03(b)(15)     Discontinued operations                                  0
5-03(b)(17)     Extraordinary items                                      0
5-03(b)(18)     Cumulative effect - changes in accounting
		    principles                                           0
5-03(b)(19)     Net income or loss                                 306,833
5-03(b)(20)     Earnings per share - primary                          $.11
5-03(b)(20)     Earnings per share - fully diluted                    $.11

BURKE MILLS, INC.




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					       BURKE MILLS, INC.
						 (Registrant)





Date:   May 18, 1998                        /s_________________________
						   Charles P. McCamy
						       (President)



Date:   May 18,1998                        /s_________________________
						    Thomas I. Nail
					      (Vice President Finance)
					      (Principal Accounting Officer)
					      (Principal Financial Officer)