Form 10-Q
period 1998-07-04
BURKE MILLS INC
filed 1998-08-14
CIK 15486

UNITED STATES SECURITIES AND
                        EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998


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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 7, 1998, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                            BURKE MILLS, INC.

                                  INDEX













PART  1 - FINANCIAL INFORMATION

                                                                  Page Number

          Item 1 - Financial Statements

                   Condensed Balance Sheets
                   July 4, 1998 and January 3, 1998                     3

                   Condensed Statements of Operations and
                   Retained Earnings
                   Thirteen Weeks Ended July 4, 1998 and
                                        June 28, 1997
                   Twenty-six Weeks Ended July 4, 1998 and
                                          June 28, 1997                 4

                   Statements of Cash Flows
                   Twenty-six Weeks Ended July 4, 1998 and
                                          June 28, 1997                 5

                   Notes to Condensed Financial Statements              6

          Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                          12



Part II - OTHER INFORMATION
          Item 4 - Submission of Matters to a Vote of
                   Security Holders                                    18
          Item 6 - Exhibits and Reports on Form 8-K                    18
          Item 6(a)- Exhibit 27 - Financial Data Schedule              19

          SIGNATURES                                                   20

                           BURKE MILLS, INC.
                       CONDENSED BALANCE SHEETS

                                               July 4,     January 3,
                                                1998          1998
                                            (Unaudited) ( Note A)
                                ASSETS
Current Assets
     Cash and cash equivalents               $ 3,876,230  $ 4,306,540
     Accounts receivable                       4,224,229    3,771,301
     Inventories                               3,574,605    3,006,298
     Prepaid expenses and other current
       assets                                    211,293       38,832
     Deferred income taxes                       510,400      661,700
          Total Current Assets                12,396,757   11,784,671
Equity Investment in Affiliate                   378,328      177,728
Property, Plant and Equipment - at cost       26,907,412   26,350,679
  Less:  Accumulated depreciation             14,962,126   14,158,330
Property, Plant and Equipment - Net           11,945,286   12,192,349

Other Assets
     Deferred Charges                            177,671      193,316
                                             $24,898,042  $24,348,064

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt       $   750,000  $   687,500
  Accounts payable                             2,477,659    2,081,237
  Accrued salaries, wages and vacation pay       244,921      191,128
  Other liabilities and accrued expenses         306,468      417,821
Total Current Liabilities                      3,779,048    3,377,686

Long-term Debt                                 4,937,500    5,312,500

Deferred Income Taxes                          2,226,800    2,218,300
          Total Liabilities                   10,943,348   10,908,486

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
   Authorized - 5,000,000 shares
   Issued and outstanding
   2,741,168 shares                            1,809,171    1,809,171
     Paid-in capital                           3,111,349    3,111,349
     Retained earnings                         9,034,174    8,519,058
Total Shareholders' Equity                    13,954,694   13,439,578
                                             $24,898,042  $24,348,064

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

                See notes to condensed financial statements

                             BURKE MILLS, INC.

        CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                (Unaudited)

                                Thirteen Weeks Ended   Twenty-six Weeks Ended
                                 July 4,     June 28      July 4,     June 28,
                                  1998        1997         1998        1997

Net Sales                      $10,022,705 $10,441,772  $20,672,108 $20,501,936

Cost and Expenses
  Cost of Sales                  9,055,455   9,393,333   18,443,356  18,454,078
  Selling, General and
     Administrative Expenses       702,261     611,882    1,399,694   1,236,658
  Factor's Charges                  44,200      45,460       91,571      90,306
     Total Costs and Expenses    9,801,916  10,050,675   19,934,621  19,781,042
Operating Earnings                 220,789     391,097      737,487     720,894

Other Income
  Interest Income                   47,554      35,071       95,016      62,720
  Other, net                            --         442           --       1,110
        Total                       47,554      35,513       95,016      63,830

Other Expenses
  Interest Expense                 118,738     124,737      238,377     247,428
  Loss on Disposal of Property          --       4,243           --       4,243
  Other, net                        30,433          --       60,821          --
     Total                         149,171     128,980      299,198     251,671

Income before Provision for
     Income Taxes and Equity in
       Net Earnings of Affiliate   119,172     297,630      533,305     533,053

Provision for Income Taxes          57,289     116,419      218,789     208,504

Net Income before Equity in Net
     Earnings of  Affiliate         61,883     181,211      314,516     324,549

Equity in Net Earnings of
     Affiliate                     146,400          --      200,600          --

Net Income                         208,283     181,211      515,116     324,549

Retained Earnings at Beginning
of Period                        8,825,891   8,036,292    8,519,058   7,892,954

Retained Earnings at End
     of Period                 $ 9,034,174 $ 8,217,503  $ 9,034,174 $ 8,217,503

Earnings Per Share             $       .08 $       .07  $       .19 $       .12

Dividends Per Share of Common
Stock                                 None        None         None        None

Weighted Average Common Shares
Outstanding                      2,741,168   2,741,168    2,741,168   2,741,168

                        See notes to condensed financial statements.

                             BURKE MILLS, INC.

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                  Twenty-six Weeks Ended
                                                  July 4,       June 28,
                                                   1998          1997
Cash flows from operating activities:
  Net income                                   $  515,116    $  324,549
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation                                    803,796       778,776
  Equity in earnings of affiliate                (200,600)           --
  Loss on disposal of property assets                  --         4,243
  Provision for deferred income taxes             159,800       208,504
  Changes in assets and liabilities:
    Accounts receivable                          (452,928)     (981,102)
    Inventories                                  (568,307)      180,558
    Prepaid expenses, taxes and other
      current assets                             (172,461)      (19,082)
    Other non-current assets                       15,645       (87,792)
    Accounts payable                              396,422       802,543
    Accrued salaries, wages and vacation pay       53,793       126,852
    Other liabilities and accrued expenses       (111,353)      249,448
               Total Adjustments                  (76,193)    1,262,948

Net cash provided by operating activities         438,923     1,587,497
Cash flows from investing activities:
     Acquisition of property, plant and
          equipment                              (556,733)     (475,885)
     Investment & advances -
          affiliated company                           --      (150,000)

Net cash (used) by investing activities          (556,733)     (625,885)

Cash flows from financing activities:
     Principal payments of long-term debt        (312,500)           --
Net cash used by financing activities            (312,500)           --

Net increase (decrease) in cash and
     cash equivalents                            (430,310)      961,612

Cash and cash equivalents at
     beginning of year                          4,306,540     2,157,428

CASH AND EQUIVALENTS AT END OF
     SECOND QUARTER                            $3,876,230    $3,119,040


  See notes to condensed financial statements

                           BURKE MILLS, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


  NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals)
  considered necessary for a fair presentation have been included.   Operating
  results for the twenty-six week period ended July 4, 1998 are not necessarily indicative of the results that may be expected for the year ended January
  2, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1998.


  NOTE 2 - STATEMENTS OF CASH FLOWS
           For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

           FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the twenty-six weeks ended July 4, 1998 and June 28, 1997 was $240,000 and $246,000, respectively. Income taxes paid during the twenty-six week period ended July 4, 1998 were $25,000 and no taxes were paid during the twenty-six week period ended July 28, 1997.



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

                             BURKE MILLS, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)
                               (Continued)

  NOTE 5 - ACCOUNTS RECEIVABLE

           Accounts receivable are comprised of the following:

                                                  July 4,    January 3,
                                                   1998         1998
           Account current - Factor:
             Due from Factor on regular
               factoring account........       $3,410,000   $3,328,000
            Non-factored accounts
               receivable...............          814,000      443,000
                                               $4,224,000   $3,771,000


  NOTE 6 - INVENTORIES

           Inventories are summarized as follows:

                                                  July 4,   January 3,
                                                   1998        1998
          Finished and in process....           $1,141,000  $1,813,000
          Raw Materials..............            1,881,000     716,000
          Dyes and Chemicals.........              433,000     337,000
          Other......................              120,000     140,000
                                                $3,575,000  $3,006,000


  NOTE 7 - LINE OF CREDIT

           Pursuant to a loan agreement dated March 29, 1996, the Company secured a line of credit facility from its bank wherein it may borrow, repay and reborrow amounts from the line of credit facility for short-term working capital needs. The aggregate principal amount outstanding at any time under this loan my not exceed the lesser of $2,000,000 and the borrowing base (as defined). Interest on this loan facility is at a rate that varies with the Libor Rate and is payable on the last day of each month. The line of credit loan matures annually on April 30 and may be renewed at the sole discretion of the bank. There were no outstanding loans under this agreement as of July 4, 1998 or June 28, 1997.

                           BURKE MILLS,INC.

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

           Under the new term loan agreement, interest only was payable monthly until February, 1998. Thereafter, principal maturities are payable in the amount of $62,500 per month for ninety-six consecutive months plus interest at the fixed rate of 8.06%. In order to effect this fixed interest rate hedge, the bank converted its interest rate cap into a fixed rate loan by entering into a fixed rate hedge contract with the Company. Under this fixed rate hedge contract, the Company will pay the bank 8.06% for the term of the contract. The floating rate (LIBOR plus 1.9%) that the Company will pay the bank will be equal to the floating rate that the bank's capital
  markets will pay to the Company.   Whether LIBOR  rates rise or fall over
  the life of the loan agreement, the Company will continue to pay the bank a fixed rate of 8.06% for the life of the contract, thereby creating a fixed rate loan.

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


           The annual principal maturities of long-term debt at July 4, 1998 are as follows:

                Current portion                      $  750,000
                1999/2000              750,000
                2000/2001              750,000
                2001/2002              750,000
                2002/2003              750,000
                Thereafter           1,937,500        4,937,500

                                                     $5,687,500

                           BURKE MILLS, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)
  NOTE 9 - INCOME TAXES

           The Company uses the liability method as required by FASB statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.
          The items which comprise deferred tax assets and liabilities are as follows:
                                                    July 4,   January 3,
                                                     1998     1998
         Deferred Tax Assets:
         Alternative minimum taxes paid           $ 476,565  $ 608,825
         Net Operating loss carryforward                 --     12,190
         Inventory capitalization                    22,250     18,700
         Business Credits                            11,585     11,585
         Contributions carryforward                      --     10,400
                                                  $ 510,400  $ 661,700

         Deferred Tax Liabilities: Accelerated
           depreciation for tax purposes         $2,226,800  $2,218,300


         Provision for income                    Twenty-six Weeks Ended
            taxes consists of:                     July 4,     June 28,
                                                    1998         1997
            Deferred Federal and State           $  159,800  $  208,504
            Current Federal                          18,300          --
            Current State                            40,689          --
                                                 $  218,789  $  208,504


  NOTE 10 - EMPLOYEE BENEFIT PLAN

            The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended July 4, 1998 and June 28, 1997.

                           BURKE MILLS, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)
  NOTE 11 - CONCENTRATIONS OF CREDIT RISK

            Financial instruments that potentially subject the Company to concentration of credit risk consist principally of funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 20th to the 25th of the following month, at which time the amount due the Company by the factor is transferred to matured funds on deposit with First Union National Bank. Matured funds of $3,144,000 will be transferred to First Union National Bank on July 22, 1998. The Company utilizes its matured funds and loans that may be due to its bank arising from its Line of Credit facility on a continuous basis to replenish its cash in the bank for the payment of materials, labor, and overhead.


  NOTE 12 - COMMITMENTS

           (a) The Company entered into a supply agreement, dated November 23, 1996, with its joint venture company, Fytek, S.A. De C.V. to purchase twisted yarns. The Company agrees to purchase approximately $1,800,000 of twisted yarn annually for the five years beginning on the startup date of the operation.

           (b) The Company entered into a supply agreement, dated November 19, 1996, with Fibras Quimicas, S.A. to purchase yarn. The Company agrees to purchase yarn based on the schedule below, beginning February 1, 1997, for a five-year period.

                    Year 1      Approximately $2,600,000
                    Year 2      Approximately $6,400,000
                    Year 3      Approximately $7,100,000
                    Year 4      Approximately $7,700,000
                    Year 5      Approximately $7,700,000

           (c) The Company was committed to an outstanding irrevocable import letter of credit of $22,015 covering machinery purchases. The machinery has a latest ship date of May 30, 1998 and the letter of credit expires July 30, 1998

                BURKE MILLS, INC. NOTES TO CONDENSED FINANCIAL
                               STATEMENTS
                               (Unaudited)
                               (Continued)


  NOTE 13 - RELATED PARTY DISCLOSURES

            During the second quarter of 1998, the Company purchased $80,335 of yarns from Nafees Cotton Mills, Ltd. The Company paid for the yarn purchased by wire transfer 30 days after the bill of lading date.

           Humayun N. Shaikh, Chairman and C.E.O. of the Company, is also director of Nafees Cotton Mills, Ltd.

           Ahmed H. Shaikh, Director of the Company, is C.E.O. of Nafees Cotton Mills, Ltd.



  NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS

            In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 1997 or for the twenty-six weeks ended July 4, 1998.


  NOTE 15 - EARNINGS PER SHARE

            Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen and twenty-six week periods ended July 4, 1998 and June 28, 1997.

                           BURKE MILLS, INC.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS




Results of Operations

1998 Compared to 1997

     The following discussion should be read in conjunction with the infor-mation set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                  RESULTS OF OPERATIONS
     The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:


                                    Thirteen Weeks     Twenty-six Weeks
                                        Ended               Ended
                                   July 4,  June 28,   July 4, June 28,
                                    1998      1997      1998     1997
Net Sales                          100.0%    100.0%    100.0%   100.0%
  Cost of Sales                     90.4      90.0      89.2     90.0
  Gross Profit                       9.6      10.0      10.8     10.0
  Selling, General, Administrative
     and Factoring Costs             7.4       6.3       7.2      6.5
  Operating Earnings                 2.2       3.7       3.6      3.5
  Interest Expense                   1.2       1.2       1.2      1.2
  Other (Income) - net              (1.7)       .3      (1.1)     (.3)
  Income before Income Taxes         2.7       2.8       3.5      2.6
  Income Taxes                        .6       1.1       1.0      1.0
Net Income                           2.1%      1.7%      2.5%     1.6%



                   THIRTEEN WEEKS ENDED JULY 4, 1998
              COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 1997


Net Sales

     Net sales for the thirteen weeks ended July 4, 1998 (the second fiscal quarter), were $10,023,000, representing a 4.0% decrease compared to the second quarter sales of $10,442,000. Pounds shipped decreased by 5.0% compared to the second quarter of 1997. While sales dollars decreased, the full yarn pounds shipped also decreased by 5.4% and the commission pounds shipped increased by 6.8%. The second quarter of 1998 has one less shipping and production week as compared to the second quarter of 1997. The Company's traditional vacation week of the 4th of July occurred in the second quarter
as opposed to the third quarter in   1997.

                            BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Cost of Sales and Gross Margin

     Cost of sales for the thirteen weeks of 1998 decreased by 3.6% with a sales decrease of 4%. The second quarter of 1998 has one less shipping and production week as compared to the second quarter of 1997. The Company's traditional vacation week at the 4th of July occurred in the second quarter as opposed to the third quarter in 1997. As a result of a decrease in sales of 4.0% and a decrease in cost of sales of 3.6%, gross margins decreased to 9.6% of sales compared to 10.0% in 1997.


Selling, General and Administrative Expenses

     Selling, general, and administrative expenses for the second quarter of 1998 increased by $90,000, or 14.8% compared to 1997. Increases in compen-sation and travel were the major contributors to the increase.


Factor's Charges

     Factor's charges for the second quarter of 1998 and 1997 were 0.4% of sales.


Interest Expense

     Interest expenses for the second quarter of 1998 decreased by $6,000 compared to 1997 due to a lower average long-term debt.


Interest Income

     Interest income for the second quarter of 1998 increased due to an increase in funds invested. The Company's cash flow improved and resulted in an increase in cash available to invest.


Equity in Net Earnings of Affiliate

     The Company recorded $146,400 as equity in net earnings of Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.

                           BURKE MILLS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS
                             (Continued)


Income before Provision for Income Taxes

     For the thirteen weeks ended July 4, 1998, income before provision for income taxes decreased primarily as a result of the second quarter of 1998 having one less shipping and production week as compared to the second quarter of 1997. The Company's traditional vacation week of the 4th of July occurred in the second quarter as opposed to the third quarter of 1997.


Provision for Income Taxes

     The Company recorded provision for income taxes of $57,000 for the second quarter of 1998 compared to $116,000 for 1997. Provision for taxes on domestic income was 39% for 1998 and 1997.



                TWENTY-SIX WEEKS ENDED JULY 4, 1998 COMPARED
                  TO TWENTY-SIX WEEKS ENDED JUNE 28, 1997


1998 Compared to 1997

Net Sales

      Net sales for the twenty-six weeks ended July 4, 1998 increased by $170,000, or .8% to an aggregate of $20,672,000, compared to $20,501,000 in
1997. Total pounds shipped for the 1998 period decreased by .5%. The twenty-six weeks of 1998 has one less shipping and production week as compared to the twenty-six weeks in 1997. The Company's traditional vacation week at the 4th of July occurred in the second quarter as opposed to the third quarter of 1997.


Cost of Sales and Gross Margin

      Cost of sales for the twenty-six weeks ended July 4, 1998 decreased by .1% on a sales increase of.8%. The twenty-six weeks of 1998 has one less shipping and production week as compared to the twenty-six weeks of 1997. The Company's traditional vacation week at the 4th of July occurred in the second quarter as opposed to the third quarter of 1997.

      As a result of an increase in sales of .8% and a decrease in cost of sales by .1%, gross profit improved by 8.8%, as compared to the like period of 1997.

                          BURKE MILLS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                            (Continued)


Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the twenty-six weeks increased $164,000, or 12.4%. The increase is primarily due to increases in compensation and travel expenses.


Interest Expense

      Interest expense for the twenty-six weeks of 1998 decreased by $9,000 compared to 1997 due to lower average long-term debt.


Interest Income

     Interest income for the twenty-six weeks increased by $32,000 as compared
to 1997.   The increase was due to an increase in funds invested.


Equity in Net Earnings of Affiliate

    The Company recorded $200,600 as equity in net earnings of Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.


Income before Provision for Income Taxes

      For the twenty-six weeks ended July 4, 1998, income before provision for income taxes increased to $734,000, which includes $201,000 in earnings of affiliate, compared to $533,000 in 1997, primarily as a result of net earnings of affiliate.


Provision for Income Taxes

      For the twenty-six weeks ended July 4, 1998 and June 28, 1997, the Company made provision for income taxes of $219,000 and $209,000 respectively, based on pre-tax income for 1998 of $734,000 and 1997 of $533,000. Income taxes on as percentage of pre-tax income aggregated 41% and 39% for the 1998 and 1997 period, respectively.


Subsequent Matters

      Currently, the outlook for the remainder of 1998 is driven by a number of uncertainties that could possibly have an impact on future operating results. The continuing pressures in the market for lower prices impact the Company's efforts to increase market share and generate targeted profit levels. The current economic forecast indicates moderate growth in durable goods for the remainder of 1998. This definitely impacts the Company's efforts inboth the automotive and home furnishings industries.

                           BURKE MILLS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)


Liquidity and Capital Resources

      The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company my borrow from First Union National Bank based on a $2,000,000 line of credit from the recent long-term loan agreement which borrowings are secured by the outstanding credit balance at the factor. As of July 4, 1998, the Company had $3,410,00 due from the factor with a net of $3,144,000 to mature on July 22, 1998.
      The Company entered into a new loan agreement effective March 29, 1996 providing for a term loan of $6,000,000 and a working capital facility of $2,000,000. Under the provisions of the loan agreement, the Company may borrow up to $2,000,000 for seasonal working capital requirements using the credit balance due from the factor as security. The Company's working capital at July 4, 1998 aggregated $8,600,000 representing a working capital ratio of
3.3 to 1 compared with a working capital of $8,400,000 at January 3, 1998 and a working capital ratio of 3.5 to 1.
      As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at July 4, 1998:

        Cash, cash equivalents and receivables.............$8,100,000
        Current liabilities................................ 3,779,000
        Excess of quick assets over current liabilities....$4,321,000

The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.


The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

     During the twenty-six weeks of 1998, the Company acquired and made deposits on new machinery and equipment of approximately $557,000 as set forth in the accompanying statement of cash flows. For the balance of 1998, the Company anticipates the acquisition of machinery and equipment of approximately $1,443,000 which, together with the acquisitions and deposits on acquisitions incurred to July 4, 1998, will aggregate an anticipated acquisition of new machinery of approximately $2,000,000 in 1998. The Company plans to finance its capital from cash provided from operations and bank financing.

                           BURKE MILLS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS
                             (Continued)



  Liquidity and Capital Resources (Continued)
        The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company will assess the extent to which its operations are vulnerable should those organizations fail to remedy properly their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

                         BURKE MILLS, INC.




                   PART II - OTHER INFORMATION




Item 4 - Submission of Matter to a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 19, 1998. At the meeting, all five director nominees were elected.
        (a) The following directors were elected for a one-year term by the votes indicated:
                Humayun N. Shaikh        2,316,544
                Charles P. McCamy        2,319,144
                Ahmed H. Shaikh          2,308,201
                Robert P. Huntley        2,319,144
                William T. Dunn          2,319,144

        (b) There were no other matters presented for vote of stockholders.

Item 6 - Exhibits and Reports on 8-K

        (a)  Exhibits - Financial Data Schedule


        (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks July 4, 1998.

                              BURKE MILLS, INC.

                          Financial Data Schedule

                Pursuant to Item 601(c) of Regulation S-K

        THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS INCLUDED IN THE QUARTERLY REPORT
        ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
                         SUCH FINANCIAL STATEMENTS
                FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 1998


   ITEM NUMBER         ITEM DESCRIPTION                         AMOUNT
   5-02(1)        Cash and cash items                         $3,876,230
   5-02(2)        Marketable securities                                0
   5-02(3)(a)(1)  Notes and accounts receivable - trade        4,224,229
   5-02(4)        Allowances for doubtful accounts                     0
   5-02(6)        Inventory                                    3,574,605
   5-02(9)        Total current assets                        12,396,757
   5-02(13)       Property, plant and equipment               26,907,412
   5-02(14)       Accumulated depreciation                    14,962,126
   5-02(18)       Total assets                                24,898,042
   5-02(21)       Total current liabilities                    3,779,048
   5-02(22)       Bonds, mortgages and similar debt            4,937,500
   5-02(28)       Preferred stock- mandatory redemption                0
   5-02(29)       Preferred stock-no mandatory redemption              0
   5-02(30)       Common stock                                 1,809,171
   5-02(31)       Other stockholders' equity                  12,145,523
   5-02(32)       Total liabilities and stockholders'
                              equity                          24,898,042
   5-03(b)1(a)    Net sales of tangible products              20,672,108
   5-03(b)1       Total revenues                              20,672,108
   5-03(b)2(a)    Cost of tangible goods sold                 18,443,356
   5-03(b)2       Total costs and expenses applicable
                              to sales and revenues           18,443,356
   5-03(b)3       Other costs and expenses                             0
   5-03(b)5       Provision for doubtful accounts
                                and notes                              0
   5-03(b)(8)     Interest and amortization of debt
                              discount                           238,377
   5-03(b)(10)         Income before taxes and other items       733,905
   5-03(b)(11)         Income tax expense                        218,789
   5-03(b)(14)         Income/loss continuing operations         515,116
   5-03(b)(15)         Discontinued operations                         0
   5-03(b)(17)         Extraordinary items                             0
   5-03(b)(18)         Cumulative effect - changes in
                              accounting principles                    0
   5-03(b)(19)         Net income or loss                        515,116
   5-03(b)(20)         Earnings per share - primary                 $.19
   5-03(b)(20)         Earnings per share - fully diluted           $.19

                          BURKE MILLS, INC.






                              SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             BURKE MILLS, INC.
                                               (Registrant)





Date: ______________________            /s_________________________
                                           Charles P. McCamy
                                              (President)



Date: ______________________            /s_________________________
                                               Thomas I. Nail
                                         (Vice President Finance)
                                         (Principal Accounting Officer)
                                         (Principal Financial Officer)

(PAGE)