Form 10-Q
period 1998-10-03
BURKE MILLS INC
filed 1998-11-17
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998


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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 1998, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                                BURKE MILLS, INC.

                                 INDEX







PART  1 - FINANCIAL INFORMATION                             Page Number

          Item 1 - Financial Statements

            Condensed Balance Sheets
            October 3, 1998 and January 3, 1998                  3

            Condensed Statements of Operations and
            Retained Earnings
             Thirteen Weeks Ended October 3, 1998 and
                                  September 27, 1997             4
            Thirty-nine weeks Ended October 3, 1998 and
                                    September 27, 1997

            Statements of Cash Flows
            Thirty-nine Weeks Ended October 3, 1998 and
                                    September 27, 1997           5

            Notes to Condensed Financial Statements              6

          Item 2 - Management's Discussion and Analysis
                      of Financial Condition and Results of
                                  Operations 12



Part II - OTHER INFORMATION
          Item 6 - Exhibits and Reports on Form 8-K             18
          Item 6(a)- Exhibit 27 - Financial Data Schedule       19

          SIGNATURES                                            20

                           BURKE MILLS, INC.
                       CONDENSED BALANCE SHEETS

                                              October 3,  January 3,
                                                 1998        1998
                                             (Unaudited) ( Note A)
                                ASSETS
Current Assets
     Cash and cash equivalents               $ 3,090,252 $ 4,306,540
     Accounts receivable                       5,325,826   3,771,301
     Inventories                               4,586,246   3,006,298
     Prepaid expenses and other current
       assets                                    203,567      38,832
     Deferred income taxes                       254,600     661,700
          Total Current Assets                13,460,491  11,784,671

Equity Investment in Affiliate                   379,828     177,728

Property, Plant and Equipment - at cost       27,394,774  26,350,679
  Less:  Accumulated depreciation             15,374,199  14,158,330
Property, Plant and Equipment - Net           12,020,575  12,192,349

Other Assets
     Deferred Charges                            161,562     193,316
                                             $26,022,456 $24,348,064

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt       $   750,000 $   687,500
  Accounts payable                             3,292,302   2,081,237
  Accrued salaries, wages and vacation pay       375,649     191,128
  Other liabilities and accrued expenses         282,162     417,821
Total Current Liabilities                      4,700,113   3,377,686

Long-term Debt                                 4,750,000   5,312,500

Deferred Income Taxes                          2,223,500   2,218,300
          Total Liabilities                   11,673,613  10,908,486

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
   Authorized - 5,000,000 shares
   Issued and outstanding -
          2,741,168 shares                     1,809,171   1,809,171
   Paid-in capital                             3,111,349   3,111,349
   Retained earnings                           9,428,323   8,519,058
Total Shareholders' Equity                    14,348,843  13,439,578
                                             $26,022,456 $24,348,064

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

              See notes to condensed financial statements

                           BURKE MILLS, INC.

     CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              (Unaudited)


                              Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                Oct. 3, Sept. 27,       Oct. 3,     Sept. 27,
                                 1998     1997            1998         1997

Net Sales                   $11,509,188 $ 9,873,517   $32,181,297  $30,375,453

Cost and Expenses
  Cost of Sales               9,976,035   8,797,137    28,419,391   27,251,215
  Selling, General and
    Administrative Expenses     737,008     571,465     2,136,703    1,808,122
  Factor's Charges               46,447      44,907       138,017      135,214
    Total Costs and Expenses 10,759,490   9,413,509    30,694,111   29,194,551

Operating Earnings              749,698     460,008     1,487,186    1,180,902

Other Income
  Interest Income                41,886      37,573       136,902      100,293
  Other, net                         --       2,186            --        3,296
    Total                        41,886      39,759       136,902      103,589

Other Expenses
  Interest Expense              114,445     122,572       352,822      370,000
  Loss on Disposal of Property    1,237          --         1,237        4,243
  Other, net                     30,753          --        91,575           --
    Total                       146,435     122,572       445,634      374,243

Income before Provision for Income
  Taxes and Equity in Net
    Earnings of Affiliate       645,149     377,195     1,178,454      910,248

Provision for Income Taxes      252,500     147,539       471,289      356,043

Net Income before Equity in Net
    Earnings of  Affiliate      392,649     229,656       707,165      554,205

Equity in Net Earnings of
    Affiliate                     1,500          --       202,100           --


Net Income                      394,149     229,656       909,265      554,205

Retained Earnings at Beginning
    of Period                 9,034,174   8,217,503     8,519,058    7,892,954

Retained Earnings at End
    of Period               $ 9,428,323 $ 8,447,159   $ 9,428,323  $ 8,447,159

Earnings Per Share          $       .14 $       .08   $       .33  $       .20

Dividends Per Share of Common
    Stock                          None        None          None         None

Weighted Average Common Shares
    Outstanding               2,741,168   2,741,168     2,741,168    2,741,168


See notes to condensed financial statements.

                           BURKE MILLS, INC.

                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               Thirty-nine Weeks Ended
                                               October 3, September 27,
                                                  1998        1997

Cash flows from operating activities:
  Net income                                   $  909,265  $  554,205
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation                                  1,220,817   1,167,322
  Equity in earnings of affiliate                (202,100)         --
  Loss on disposal of property assets               1,237       4,243
  Provision for deferred income taxes             412,300     356,044
  Changes in assets and liabilities:
    Accounts receivable                        (1,554,525)   (599,373)
    Inventories                                (1,579,948)    193,823
    Prepaid expenses, taxes and other
      current assets                             (164,735)     (9,530)
    Prepaid and refundable income taxes                --       9,340
    Other non-current assets                       31,754    (145,772)
    Accounts payable                            1,211,065     494,570
    Accrued salaries, wages and vacation pay      184,521      83,967
    Other liabilities and accrued expenses       (135,659)     57,091
               Total Adjustments                 (575,273)  1,611,725

Net cash provided by operating activities         333,992   2,165,930

Cash flows from investing activities:
     Acquisition of property, plant and
          equipment                            (1,050,280)   (777,628)
     Investment & advances -
          affiliated company                           --    (151,500)

Net cash (used) by investing activities        (1,050,280)   (929,128)

Cash flows from financing activities:
     Principal payments of long-term debt        (500,000)         --
Net cash used by financing activities            (500,000)         --

Net increase (decrease) in cash and
     cash equivalents                          (1,216,288)  1,236,802

Cash and cash equivalents at
     beginning of year                          4,306,540   2,157,428

CASH AND EQUIVALENTS AT END OF PERIOD           3,090,252  $3,394,230


  See notes to condensed financial statements

Page>

                           BURKE MILLS, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


  NOTE 1 - BASIS OF PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 3, 1998 are not necessarily indicative of the results that may be expected for the year ended January 2, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1998.


  NOTE 2 - STATEMENTS OF CASH FLOWS

           For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

           FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended October 3, 1998 and September 27, 1997 was $358,000 and $370,000, respectively. Income taxes paid during the thirty-nine week period ended October 3, 1998 were $25,000 and no taxes were paid during the thirty-nine week period ended September 27, 1997.


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

                          BURKE MILLS, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

  NOTE 5 - ACCOUNTS RECEIVABLE

           Accounts receivable are comprised of the following:

                                              October 3,  January  3,
                                                   1998         1998
          Account current - Factor:
             Due from Factor on regular
               factoring account........     $4,601,000   $3,328,000
            Non-factored accounts
               receivable...............        725,000      443,000
                                             $5,326,000   $3,771,000


  NOTE 6 - INVENTORIES

           Inventories are summarized as follows:

                                              October 3,   January 3,
                                                   1998         1998
          Finished and in process....        $2,713,000   $1,813,000
          Raw Materials..............         1,284,000      716,000
          Dyes and Chemicals.........           454,000      337,000
          Other......................           135,000      140,000
                                             $4,586,000   $3,006,000


  NOTE 7 - LINE OF CREDIT

           Pursuant to a loan agreement dated March 29, 1996, the Company secured a line of credit facility from its bank wherein it may borrow, repay and reborrow amounts from the line of credit facility for short-term working capital needs. The aggregate principal amount outstanding at any time under this loan my not exceed the lesser of $2,000,000 and the borrowing base (as defined). Interest on this loan facility is at a rate that varies with the Libor Rate and is payable on the last day of each month. The line of credit loan matures annually on April 30 and may be renewed at the sole discretion of the bank. There were no outstanding loans under this agreement as of October 3, 1998 or September 27, 1997.

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


           The annual principal maturities of long-term debt at October 3, 1998 are as follows:

                        Current portion                   $  750,000
                        1999/2000              750,000
                        2000/2001              750,000
                        2001/2002              750,000
                        2002/2003              750,000
                        Thereafter           1,750,000     4,750,000


                                                          $5,500,000

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

           The items which comprise deferred tax assets and liabilities are as follows:
                                            October 3,   January 3,
                                                 1998         1998
         Deferred Tax Assets:
         Alternative minimum taxes paid    $  214,400    $ 608,825
         Net Operating loss carryforward          --        12,190
         Inventory capitalization              28,600       18,700
         Business Credits                      11,600       11,585
         Contributions carryforward                --       10,400
                                           $  254,600   $  661,700

         Deferred Tax Liabilities:
           Accelerated depreciation
                     for tax purposes      $2,223,500   $2,218,300


         Provision for income                Thirty-nine Weeks Ended
            taxes consists of:              October 3,   September 27,
                                               1998          1997
            Deferred Federal and State      $ 412,300     $ 356,043
            Current Federal                    18,300            --
            Current State                      40,689            --
                                            $ 471,289     $ 356,043


  NOTE 10 - EMPLOYEE BENEFIT PLAN

            The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended October 3, 1998 and September 27, 1997.

                           BURKE MILLS, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)


  NOTE 11 - CONCENTRATIONS OF CREDIT RISK

            Financial instruments that potentially subject the Company to concentration of credit risk consist principally of funds on deposit with the Company's factor and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 20th to the 25th of the following month, at which time the amount due the Company by the factor is transferred to matured funds on deposit with First Union National Bank. Matured funds of $3,636,000 will be transferred to First Union National Bank on October 26, 1998. The Company utilizes its matured funds and loans that may be due to its bank arising from its Line of Credit facility on a continuous basis to replenish its cash in the bank for the payment of materials, labor, and overhead.


  NOTE 12 - COMMITMENTS

           (a) The Company entered into a supply agreement, dated November 23, 1996, with its joint venture company, Fytek, S.A. De C.V. to purchase twisted yarns. The Company agrees to purchase approximately $1,800,000 of twisted yarn annually for the five years beginning November 1997.

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

           (c) The Company entered into a contract on November 5, 1998 with Osprey Systems, Inc. to purchase and install Enterprise Resource Planning software. The software will replace various custom manufacturing applications and the accounting software, giving the Company a fully integrated software solution. Currently the Company's manufacturing applications are not fully integrated and there is no integration between manufacturing and accounting. It is believed that the new software will better handle growing demands from customers for information, improve the order to cash cycle, and solve any year 2000 problems.

  The project is estimated to be completed in July 1999.

  The cost of the project to include software, hardware, implementation and training will be approximately $900,000 paid over seven months beginning in November 1998. The Company will expense approximately $600,000 of the project, $200,000 in 1998 and $400,000 in 1999.

                           BURKE MILLS, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)



  NOTE 13 - RELATED PARTY DISCLOSURES

           For the three quarters of 1998, the Company purchased $80,335 of yarns from Nafees Cotton Mills, Ltd. The Company paid for the yarn purchased by wire transfer 30 days after the bill of lading date.

           Humayun N. Shaikh, Chairman and C.E.O. of the Company, is also director of Nafees Cotton Mills, Ltd.

           Ahmed H. Shaikh, Director of the Company, is C.E.O. of
  Nafees Cotton Mills, Ltd.



  NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS

            In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 1997 or for the thirty-nine weeks ended October 3, 1998.


   NOTE 15 - EARNINGS PER SHARE

            Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen and thirty-nine week periods ended October 3, 1998 and September 27, 1997.

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

                         RESULTS OF OPERATIONS

     The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:


                                     Thirteen Weeks         Thirty-nine Weeks
                                         Ended                 Ended
                                   Oct. 3,  Sept. 27,      Oct. 3,  Sept. 27,
                                     1998       1997         1998       1997
Net Sales                           100.0%     100.0%       100.0%     100.0%
   Cost of Sales                     86.6       89.1         88.3       89.7
  Gross Profit                       13.4       10.9         11.7       10.3
  Selling, General, Administrative
     and Factoring Costs             6.8         6.2          7.1        6.4
  Operating Earnings                 6.6         4.7          4.6        3.9
  Interest Expense                   1.0         1.3          1.1        1.2
  Other (Income) - net               0.0        (0.4)        (0.8)      (0.3)
  Income before Income Taxes         5.6         3.8          4.3        3.0
  Income Taxes                       2.2         1.5          1.5        1.2
Net Income                           3.4%        2.3%         2.8%       1.8%



                 THIRTEEN WEEKS ENDED OCTOBER 3, 1998
          COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997


Net Sales

     Net sales for the thirteen weeks ended October 3, 1998 (the third fiscal quarter), were $11,509,000, representing a 16.6% increase compared to the third quarter 1997 sales of $9,874,000. Pounds shipped increased by 16.9% compared to the third quarter of 1997. While sales dollars increased, the full yarn pounds shipped also increased by 15.7% and the commission pounds shipped increased by 40.7%.

                           BURKE MILLS, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (continued)


Cost of Sales and Gross Margin

     Cost of sales for the thirteen weeks of 1998 increased by 13.4% with a sales increase of 16.6%. The third quarter of 1998 has one more shipping and production week as compared to the third quarter of 1997. The Company's traditional vacation week at the 4th of July occurred in the second quarter as opposed to the third quarter in 1997.
     As a result of an increase in sales of 16.6% and an increase in cost of sales of 13.4%, gross margins increased to 13.4% of sales compared to 10.9% in 1997.


Selling, General and Administrative Expenses

     Selling, general, and administrative expenses for the third quarter of 1998 increased by $166,000 or 29.0% compared to 1997. Increases in compensation, professional services and travel were the major contributors to the increase.


Factor's Charges

     Factor's charges for the third quarter of 1998 and 1997 were 0.4% of sales.


Interest Expense

     Interest expenses for the third quarter of 1998 decreased by $8,000 compared to 1997 due to a lower average long-term debt.


Interest Income

      Interest income for the third quarter of 1998 increased due to an increase in funds invested. The Company's cash flow improved and resulted in an increase in cash available to invest.


Equity in Net Earnings of Affiliate

     The Company recorded $1,500 as equity in net earnings of Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.

<Page)

                           BURKE MILLS, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS
                              (Continued)


Income before Provision for Income Taxes

     For the thirteen weeks ended October 3, 1998, income before provision for income taxes increased primarily as a result of increased net sales and an increase in gross margin.

Provision for Income Taxes

     The Company recorded provision for income taxes of $253,000 for the third quarter of 1998 compared to $148,000 for 1997. Provision for taxes on domestic income was 39% for 1998 and 1997.



          THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998 COMPARED TO
              THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997


1998 Compared to 1997

Net Sales

      Net sales for the thirty-nine weeks ended October 3, 1998 increased by $1,806,000, or 5.9% to an aggregate of $32,181,000, compared to $30,375,000 in
1997. Total pounds shipped for the 1998 period increased by 5.1%.


Cost of Sales and Gross Margin

      Cost of sales for the thirty-nine weeks ended October 3, 1998 increased by 4.3% on a sales increase of 5.9%.

      As a result of an increase in sales of 5.9% and an increase in cost of sales by 4.3%, gross margins improved from 10.3% in 1997 to 11.7% and gross profit dollars improved by 20.4%, as compared to the like period of 1997.


Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the thirty-nine weeks increased $329,000, or 18.1%. The increase is primarily due to increases in compensation and travel expenses.

                           BURKE MILLS, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS
                              (Continued)


Interest Expense

      Interest expense for the thirty-nine weeks of 1998 decreased by $17,000 compared to 1997 due to lower average long-term debt.


Interest Income

      Interest income for the thirty-nine weeks increased by $37,000 as compared to 1997. The increase was due to an increase in funds invested.


Equity in Net Earnings of Affiliate

     The Company recorded $202,100 as equity in net earnings of Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.


Income before Provision for Income Taxes

      For the thirty-nine weeks ended October 3, 1998, income before provision for income taxes increased to $1,381,000 which includes $202,000 in earnings of affiliate, compared to $910,000 in 1997, primarily as a result of increased sales and higher gross margins.


Provision for Income Taxes

      For the thirty-nine weeks ended October 3, 1998 and September 27, 1997, the Company made provision for income taxes of $471,000 and $356,000 respectively, based on pre-tax income for 1998 of $1,381,000 and 1997 of $910,000. Income taxes as percentage of pre-tax domestic income aggregated 40% and 39% for the 1998 and 1997 periods, respectively.


Subsequent Matters

      Although the Company had a strong third quarter, it can not predict how the Asian economic problems will affect sales and earnings in the future.

                           BURKE MILLS, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS
                              (Continued)


Liquidity and Capital Resources

     The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company may borrow from First Union National Bank based on a $2,000,000 line of credit from the recent long-term loan agreement which borrowings are secured by the outstanding credit balance at the factor. As of October 3, 1998, the Company had $4,601,000 due from the factor with a net of $3,636,000 to mature on October 26, 1998.

      The Company entered into a new loan agreement effective March 29, 1996 providing for a term loan of $6,000,000 and a working capital facility of $2,000,000. Under the provisions of the loan agreement, the Company may borrow up to $2,000,000 for seasonal working capital requirements using the credit balance due from the factor as security.

      The Company's working capital at October 3, 1998 aggregated $8,760,000 representing a working capital ratio of 2.9 to 1 compared with a working capital of $8,400,000 at January 3, 1998 and a working capital ratio of 3.5 to 1.

      As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at October 3, 1998:

     Cash, cash equivalents and receivables............$8,416,000
     Current liabilities...............................$4,700,000
     Excess of quick assets over current liabilities...$3,716,000

     The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.


     The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

     During the thirty-nine weeks of 1998, the Company acquired and made deposits on new machinery and equipment of approximately $1,050,000 as set forth in the accompanying statement of cash flows. For the balance of 1998, the Company anticipates the acquisition of machinery and equipment of approximately $1,000,000 which, together with the acquisitions and deposits on acquisitions incurred to October 3, 1998, will aggregate an anticipated acquisition of new machinery of approximately $2,000,000 in 1998. The Company plans to finance its capital from cash provided from operations and bank financing.

                           BURKE MILLS, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS
                              (Continued)



Liquidity and Capital Resources (Continued)
     The Company has assessed its systems and determined the areas that are non-compliant. The Company is replacin its manufacturing software and accounting software with a fully integrated solution. It is estimated that the software will be installed and running by July 1999 and will solve any non-compliant problems. The installation is coincidental to the year 2000 problem as the Company had plans to upgrade its existing software to improve information efficiencies.

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


     The Company entered into a contract on November 5, 1998 with Osprey Systems, Inc. to purchase and install Enterprise Resource Planning software. The software will replace various custom manufacturing applications and the accounting software, giving the Company a fully integrated software solution. Currently the Company's manufacturing applications are not fully integrated and there is no integration between manufacturing and accounting. It is believed that the new software will better handle growing demands from customers for information, improve the order to cash cycle, and solve any year 2000 problems.

     The project is estimated to be completed in July 1999.

     The cost of the project to include software, hardware, implementation and training will be approximately $900,000 paid over seven months beginning in November 1998. The Company will expense approximately $600,000 of the project, $200,000 in 1998 and $400,000 in 1999.

                           BURKE MILLS, INC.


                      PART II - OTHER INFORMATION





Item 6 - Exhibits and Reports on 8-K

        (a)  Exhibits - Financial Data Schedule


        (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended October 3, 1998.

                           BURKE MILLS, INC.

                        Financial Data Schedule

               Pursuant to Item 601(c) of Regulation S-K

    THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS INCLUDED IN THE QUARTERLY REPORT
     ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
                       SUCH FINANCIAL STATEMENTS
            FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998


   ITEM NUMBER         ITEM DESCRIPTION                       AMOUNT
   5-02(1)        Cash and cash items                       $3,090,252
   5-02(2)        Marketable securities                              0
   5-02(3)(a)(1)  Notes and accounts receivable - trade      5,325,826
   5-02(4)        Allowances for doubtful accounts                   0
   5-02(6)        Inventory                                  4,586,246
   5-02(9)        Total current assets                      13,460,491
   5-02(13)       Property, plant and equipment             27,394,774
   5-02(14)       Accumulated depreciation                  15,374,199
   5-02(18)       Total assets                              26,022,456
   5-02(21)       Total current liabilities                  4,700,113
   5-02(22)       Bonds, mortgages and similar debt          4,750,000
   5-02(28)       Preferred stock- mandatory redemption              0
   5-02(29)       Preferred stock-no mandatory redemption            0
   5-02(30)       Common stock                               1,809,171
   5-02(31)       Other stockholders' equity                12,539,672
   5-02(32)       Total liabilities and stockholders'
                              equity                        26,022,456
   5-03(b)1(a)         Net sales of tangible products       32,181,297
   5-03(b)1       Total revenues                            32,181,297
   5-03(b)2(a)         Cost of tangible goods sold          28,419,391
   5-03(b)2       Total costs and expenses applicable
                              to sales and revenues         28,419,391
   5-03(b)3       Other costs and expenses                           0
   5-03(b)5         Provision for doubtful accounts
                              and notes                              0
   5-03(b)(8)          Interest and amortization of debt
                              discount                         352,822
   5-03(b)(10)         Income before taxes and other items   1,380,554
   5-03(b)(11)         Income tax expense                      471,289
   5-03(b)(14)         Income/loss continuing operations       909,265
   5-03(b)(15)         Discontinued operations                       0
   5-03(b)(17)         Extraordinary items                           0
   5-03(b)(18)         Cumulative effect - changes in
                              accounting principles                  0
   5-03(b)(19)         Net income or loss                      909,265
   5-03(b)(20)         Earnings per share - primary               $.33
   5-03(b)(20)         Earnings per share - fully diluted         $.33

                                Burke Mills, Inc.



                               SIGNATURES



        Pursuant to the requirements of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  Burke Mills, Inc.
                                         (Registrant)




                                   /s
Date: November 16, 1998                Charles  P.  McCamy
                                            (President)




Date: November 16, 1998           /s
                                         Thomas I. Nail
                                  (Vice President Finance)
                                  (Principal Accounting Officer)
                                  (Principal Financial Officer)