Form 10-K
period 1999-01-02
BURKE MILLS INC
filed 1999-04-06
CIK 15486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE  SECURITIES  EXCHANGE  ACT OF 1934 For the Fiscal Year
                   ended January 2, 1999

            [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                     _________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price on February 24, 1999) was $3,295,000.

The number of shares outstanding of the registrant's only class of common stock as of March 1, 1999 is 2,741,168 shares.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement related to the annual meeting of shareholders of the Company scheduled for May 18, 1999, which is to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report.

BURKE MILLS, INC.
PART I

ITEM 1 - BUSINESS
-----------------

a) General Development of Business - General business development of Burke Mills, Inc. (the Company) during the fiscal year ended January 2, 1999, consisted of planning and implementing new products, researching and purchasing new machinery, and reacting to competitive pricing pressures in the market.

In 1998 the Company began production and sales of two new products and made a decision to add another in 1999. Development work was completed on an intermingled yarn, which is processed by blending different colored yarns together. The intermingled yarns will give the Company a value added product to be sold primarily in the upholstery market. Sewing thread yarns, which will be sold primarily to apparel markets, were also introduced during 1998.

Machinery needs for new products and for cost reductions were analyzed during the year, and resulted in commitments for machinery to be delivered in 1999. Machinery for the intermingled yarns, at a cost of $194,000, will arrive in the second quarter. Machinery for a new product, at a cost of $450,000, will begin to arrive in the second quarter and become operational in the second half of 1999. Commitments were also made for automated loading equipment for the dyehouse at a cost of $500,000 and for new dyeing equipment at a cost of $1,582,000 that will replace older, less efficient machinery and increase capacity (also see note 16).

During the fourth quarter the Company experienced a weakening market and pricing pressures. The market conditions forced price reductions in an attempt to retain customers and resulted in lower gross margins. The Company expects this condition to carryover into the first quarter of 1999.

Burke Mills, Inc., became ISO9002 Registered in October, 1998.

(b) Financial Information about Industry Segments - The Company had only one industry segment during the fiscal year ended January 2, 1999.

(c) Narrative Description of Business - The Company is engaged in twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

BURKE MILLS, INC.
PART I

ITEM 1 - BUSINESS (continued)
-----------------------------

The Company's products are sold in highly competitive markets primarily throughout the United States. Competitiveness of the Company's products is based on price, service and product quality. Many of the Company's competitors are divisions or segments of larger, diversified firms with greater financial resources than those of the Company.

The methods of distribution of the Company's products consist of the efforts of the Company's sales force which makes contact with existing and prospective customers. The Company markets its products throughout the United States and Canada, with the bulk of business being primarily in the eastern United States, through three salesmen employed directly by the Company on salary and a number of commissioned sales agents working on various accounts. The Company also has begun to market its products in Mexico, Central America and South America through its fifty-percent (50%) owned affiliate, Fytek,S.A. de C.V.

The dollar amount of backlog of unshipped orders as of January 2, 1999 was $3,832,000 and as of January 3, 1998 was $4,098,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or canceled in the future.

The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 54 days. On average, the Company turns its inventory approximately 6 to 8 times each year. The Company has been able to meet its delivery schedules and has been able to enjoy a ready supply of raw materials from suppliers. For the fiscal year ended January 2, 1999, approximately 5.0% of the Company's sales were from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers the right to return merchandise except where the merchandise is defective. The Company rarely allows payment terms to its customers beyond sixty
(60) days, and the Company has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

BURKE MILLS, INC.
PART I

ITEM 1 - BUSINESS (continued)
-----------------------------

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

The Company has made various changes in its plant that regulates discharge of materials into the environment. The Company believes its manufacturing operations are in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such changes. Compliance by the Company during the fiscal year ended January 2, 1999 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or the competitive position of the Company.

During 1996 in connection with a bank loan to the Company secured by real estate the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No provision was made in 1998. This situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

On, February 10, 1999, the Company had 307 employees.

The Company's yarn division is its only division.

BURKE MILLS, INC.
PART I

ITEM 1 - BUSINESS (continued)
-----------------------------

During the fiscal year ended January 2, 1999, sales to CMI Industries, Inc. exceeded ten percent of the Company's revenue for that year. The loss of the customer would have a material adverse effect on the Company in the short run; and, the Company believes that it would be able to replace the business within a reasonable time.

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

(d) Financial Information about Foreign and Domestic Operations and Export Sales-- Company sales to Brazil, Canada and Mexico during 1998 accounted for approximately 8% of total net sales. During 1997 sales to these countries were less than 6%, and such sales aggregated less than 7% in 1996.

ITEM 2. PROPERTIES
------------------

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

BURKE MILLS, INC.
PART I

ITEM 2. PROPERTIES (continued)
------------------------------

The Company utilizes substantially all of the space in its main plant for its offices, machinery and equipment, storage and receiving areas. The Company utilizes substantially all of the space in the auxiliary building for warehouse and distribution purposes.

The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven (7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended January 2, 1999 are as follows:


                                Pounds/Year 1998
     Department                  Capacity         Utilization
     ----------                  --------         -----------
     Twisting Machines             676,000           62%
     Winding Machines           21,218,000           45%
     Texturing Machines          4,835,000           60%
     Dyeing Equipment           20,000,000           71%


ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is not a party and its property is not subject to any material pending legal proceedings other than ordinary routine litigation incidental to the business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

BURKE MILLS, INC.
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
-------------------

(a) The principal United States (or other) market on which the Company's common stock is being traded is the United States over-the-counter market. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two fiscal years ended January 2, 1999, and on the latest practicable date (as obtained from the NASDAQ Stock Market, Inc., in Washington, DC)is as follows:

                  Quarter Ending
                      1997                  High Bid          Low Bid
                    ------                  ------            -----
                  March 31                  $3.50             $2.625
                  June 30                   $3.375            $2.50
                  September 30              $3.375            $2.375
                  December 31               $3.50             $2.50

                  1998
                  ----
                  March 31                  $3.125            $2.50
                  June 30                   $4.313            $2.531
                  September 30              $4.438            $2.00
                  December 31               $3.75             $2.00

                  March 22, 1999            $1.875            $1.625

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) As of February 25, 1999 there were 428 holders of the common stock of the Company.

(c) The Company has declared no dividends on its common stock during the past two years.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The selected financial data set forth on the following page, for the five years ended January 2, 1999 have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.

BURKE MILLS, INC.
PART II

ITEM 6.  SELECTED FINANCIAL DATA (continued)
--------------------------------------------
        (in thousands except per share data)

                                                Years Ended
                                  --------------------------------------------
                                 Jan. 2     Jan. 3   Dec. 28   Dec.30    Dec.31
                                  1999       1998     1996     1995       1994
                                  ----       ----     ----     ----       ----
SELECTED INCOME STATEMENT DATA
  Net Sales                      $42,169    $41,156  $40,649   $34,148  $36,194
  Cost of Sales                   37,825     36,765   36,887    30,666   30,928
                                  ------     ------   ------    ------   ------
  Gross Profit                   $ 4,344    $ 4,391  $ 3,762   $ 3,482  $ 5,266
                                 -------    -------  -------   -------  -------
  Income before Income Taxes     $ 1,172    $ 1,059  $   869   $ 1,156  $ 3,376
         Income Taxes                383        433      284       212      867
                                     ---        ---      ---       ---      ---

  Net Income                     $  789     $   626  $   585   $   944  $ 2,509
                                 ======     =======  =======   =======  =======
  Per Share (Note A)
    Net income                   $  .29     $   .23  $  .21    $   .34  $   .92
                                 ======     =======  ======    =======  =======
    Cash dividends declared
         Per common share          None        None     None      None     None
                                  ======     =======  ======    =======  ======
  Weighted average number
    of common shares
    outstanding                   2,741       2,741     2,741    2,741    2,741
                                  =====       =====     =====    =====    =====

SELECTED CASH FLOW DATA
  Capital expenditures          $ 2,162     $ 1,343   $ 1,025  $ 6,372  $ 1,541
                                =======     =======   =======  =======  =======
   Depreciation                  $ 1,744    $ 1,600   $ 1,508   $ 1,052  $ 1,006
                                =======    =======   =======   =======  =======
  Cash provided by
    operating activities        $ 1,926    $ 3,646   $ 1,527   $ 2,004  $ 2,186
                                =======    =======   =======   =======  =======


                                  Jan. 2     Jan. 3   Dec. 28   Dec.30    Dec.31
                                  1999       1998     1996      1995       1994
                                  ----       ----     ----      ----       ----
SELECTED BALANCE SHEET DATA
  Current assets                $11,213     $11,785  $ 9,905   $ 7,641   $ 8,814
  Current liabilities             3,383       3,378    1,738     2,171     2,944
                                  -----       -----    -----     -----     -----
  Working capital               $ 7,830     $ 8,407  $ 8,167   $ 5,470   $ 5,870
                                =======     =======  =======   =======   =======

  Current ratio                    3.31        3.49     5.70      3.52      2.99
                                   ====        ====     ====      ====      ====

  Total assets                  $24,396     $24,348  $22,554   $20,769   $16,621
                                =======     =======  =======   =======   =======

  Long-term debt                $ 4,563     $ 5,313  $ 6,000   $ 4,964   $   955
                                =======     =======  =======   =======   =======

  Deferred income taxes         $ 2,221     $ 2,218  $ 2,003    $ 1,406  $ 1,399
                                =======     =======  =======    =======  =======

  Shareholders' equity          $14,229     $13,440  $12,813    $12,228  $11,284
                                =======     =======  =======    =======  =======

(A) Income per share has been computed based on the weighted average number of common shares outstanding during each period.

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------
The following table sets forth selected operating data of the Company as percentages of net sales for the periods indicated.


                     Relationship to Total Revenue
                               For the Year Ended
                     ------------------------------   Period to Period
                       Jan. 2   Jan. 3  Dec. 28       Increase (Decrease)
                        1999    1998     1996         1997-1998 1996-1997
                        ----    ----     ----         -------------------
Net Sales              100.0%  100.0%   100.0%         2.5%       1.2%

Cost of Sales           89.7    89.3     90.7          2.9       (0.3)

Gross profit margin     10.3    10.7      9.3         (1.1)       16.7
                        ----    ----      ---         ----        ----

Selling, general,
 administrative and
    factoring expenses   7.1    6.9       6.3          5.8        11.9
                         ---    ---       ---          ---        ----

Operating earnings       3.2     3.8      3.0        (13.6)       26.6

Other income             0.4     0.4      0.3          6.8        35.8

Other expenses          (1.3)   (1.7)    (1.2)       (16.7)       37.5
                        ----    ----     ----        -----        ----
Income before income
  Taxes and net equity
  In affiliates          2.3     2.5       2.1        (8.5)       21.8

Income taxes             0.9     1.0       0.7        (11.4)      52.3
                         ---     ---       ---        ------      ----
                         1.4     1.5       1.4         (6.4)       7.0

Equity in Net Earnings
Of Affiliate            0.5     0.1        --        860.0         --
                         ---     ---       ---        -----        ---

Net income               1.9%    1.5%      1.4%       26.1%        7.0%
                         ===     ===       ===        ====         ===

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------
Results of Operations 1998 Compared to 1997
-------------------------------------------

Net Sales
---------

Net sales for 1998 increased to $42.2 million from $41.2 million in 1997. The net sales dollars increased by 2.5%, and total pounds shipped increased by 3.4%. Full yarn sales dollars increased 2.0%, and full yarn pounds shipped increased by 2.8%. Sales of commission yarns (the dyeing and processing of customer owned yarns) increased in both dollars and pounds by 19.2% and 23.0% respectively. The increase in sales was mainly attributable to the introduction of new products. In the fourth quarter of 1998, the company experienced a weakening market and pricing pressures. These conditions forced reductions in prices to retain customers and resulted in lower gross profits.

Cost of Sales and Gross Margin
------------------------------

Cost of sales for 1998 increased to $37.8 million, or 2.9%, as compared to $36.8 million in 1997.

Material cost increased $1,162,000 or 4.9%.

Direct labor increased by 5.7%, primarily as a result of increased pounds produced and an annual wage increase.

Manufacturing overhead declined by 2.2% mainly as a result of cost controls.

Inasmuch as net sales for 1998 increased by 2.5% and cost of sales increased by 2.9%, the 1998 gross margin decreased to 10.3% as compared to 10.7% in 1997.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for 1998 aggregated $2.8 million as compared to $2.7 million in 1997. Expenses increased primarily as a result of adding a sales person for the new sewing thread products, professional service paid for software evaluation, an increase in depreciation expenses, and an increase in travel expenses.

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------
Results of Operations: 1998 Compared to 1997 (contd.)
-----------------------------------------------------

Factor's Charges
----------------

Factor's charges for 1998 aggregated $186,000 or 0.4% of net sales, as compared to $183,000 or 0.4% of net sales in 1997. There was no change in the factor's agreement during 1998.

Operating Margins
-----------------

As a result of the discussion above with respect to the decrease in gross profit percentage and an increase in selling, general and administrative expenses, the operating earnings were $1.3 million in 1998 as compared to $1.6 million in 1997.

Interest Income
---------------

Interest income for 1998 was $164,000 as compared to $152,000 in 1997. The increase in interest income was the result of a higher average investment of cash during the year. The 1998 and 1997 interest income was primarily interest earned on short-term cash equivalents invested with the company's bank.

Interest Expense
----------------

Interest expense for 1998 was $463,000 as compared to $503,000 in 1997. The Company's average long-term debt was lower during the year as a result of principal payments that began in February.

Loss on Disposal of Assets
--------------------------

In 1998 the loss on disposal of assets was only $137 as compared to $177,000 in 1997. In 1997 the Company wrote off $154,000 of software which was abandoned, and $15,000 for the original undepreciated installation cost of the twisting machines sent to Fytek, S.A. de c.v., its joint venture company.

Income Before Provision for Income Taxes and Equity in Net Earnings of Affiliate
--------------------------------------------------------------------------------

Income before provision for income taxes and equity in net earnings of affiliate decreased to $944,000 from $1,032,000 in 1997. The decrease was a result of reduced operating earnings as discussed above.

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------
Results of Operations: 1998 Compared to 1997 (contd.)
-----------------------------------------------------

Provision for Income Taxes
--------------------------

Provision for income taxes for 1998 was $383,000 compared to $433,000 in 1997. The decrease in the provision for income taxes was primarily due to lower taxable income in 1998. The provision for income taxes includes an amount which represents the tax rate difference of approximately 5% between the United States and Mexico as applied to the Company's share of undistributed net earnings of affiliate.

Equity in Net Earnings of Affiliate
-----------------------------------

The Company's Mexican joint venture, Fytek, contributed earnings to the Company of $228,000 in 1998 compared to $27,000 in 1997. The joint venture only began operations in November of 1997.

Fytek had sales in 1998 of $7.5 million with income before taxes of $905,000, and after tax income of $493,000. The balance at the end of 1998 in Fytek's stockholders equity was $810,000.

Other Discussion
----------------

During the fourth quarter the Company experienced a weakening market, pricing pressures and smaller quantities per order. The Company was forced to reduce prices, resulting in lower gross margins. The Company primarily produces on a make to order basis, due to the special colors specific to each customer. As pounds per order declined in the fourth quarter, there was a strain on the capacity of the older, smaller dye machines while the newer, larger dye machines were under utilized. This order mix increased the Company's manufacturing cost per pound.

The Company has instituted plans to offset, at least in part, the loss of margins from lower prices and smaller order mix. Through negotiations with raw material vendors, raw material prices are being lowered. Also, the overhead structure has been reviewed and is being adjusted. The savings from these actions will begin to take place in the first quarter of 1999.

The Company believes the weak market conditions will continue at least through the first quarter.

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------

Results of Operations 1997 Compared to 1996
-------------------------------------------

Net Sales
---------

Net sales for the 1997 fiscal year aggregated $41.1 million, representing an increase of $ .5 million, as compared to net sales volume of $40.6 million recorded by the Company for 1996. Net sales dollars increased by 1.2% and total pounds shipped increased by 3.5% over those of 1996. Full yarn sales dollars increased 2.8% and full yarn pounds shipped increased by 4.6%. Sales from commission yarn sales (the dyeing and processing of customer owned yarns) decreased in both dollars and pounds by 25.3% and 30.0%, respectively, in 1997 compared with 1996.

Cost of Sales and Gross Margin
------------------------------

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

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------

Results of Operations 1997 Compared to 1996 (contd.)
----------------------------------------------------


Factor's Charges
----------------

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

Interest Income
---------------

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

Loss on Disposal of Assets
--------------------------

In 1997 the Company incurred a loss of $177,000 on disposal of assets, as compared to a gain on disposal of assets or $94,000 in 1996. During the fourth quarter, the Company wrote off $154,000 for software which it abandoned and $15,000 for the original undepreciated installation cost for the twisting machines sent to Fytek, S.A. de C.V., its joint venture company.

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------
Results of Operations 1997 Compared to 1996 (contd.)
----------------------------------------------------

Income Before Provision for Income Taxes
----------------------------------------

Income before provision for income taxes for 1997 was $1,059,000, compared to $869,000 in 1996. The 1997 increase of $190,000 was the result of an increase in operating earnings, discussed above, and an increase in interest income, which was partially offset by a loss on disposal of assets.

Provision for Income Taxes
--------------------------

Provision for income taxes for 1997 was $433,000, compared to $284,000 in 1996. The increase in the provision for income taxes was primarily due to higher taxable income in 1997.

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------

Results of Operations 1998 - 1995 Sales Analysis
------------------------------------------------

The table below sets forth an analysis of sales volume for the period 1995 to 1998, inclusive. It discloses that full yarn sales prices decreased from a high of $3.60 per pound in 1995 to $3.22 in 1998. Unit prices for commission sales have varied based on mix and market conditions.

The decrease in full yarn average sales prices is a result of a shift from vertical dyeing and winding yarn on cones to horizontal dyeing and direct shipping which began in 1996, and lowering of sales prices in the fourth quarter as discussed earlier. The Company expects in the future a larger portion of its sales will be from horizontal dyeing and direct shipping of yarn.

                                                      % of            Sales $
                                      % of           Pounds of        Per
                                    Net Sales        Yarn Sold        Pound
                                    ---------        ---------        -----

1998:
     Yarn sales                        95%                91%          $3.22
     Commission sales                   5                  9            1.82
                                      ---                ---
            Total                     100                100
                                      ===                ===

1997:
     Yarn sales                       96%                 93%           $3.24
     Commission sales                   4                  7             1.87
                                      ---                ---
            Total                     100                100
                                      ===                ===

1996:
     Yarn sales                        94%                89%           $3.29
     Commission sales                   6                 11             1.74
                                       ---               ---
            Total                      100               100
                                       ===               ===

1995:
     Yarn sales                        88%                79%            $3.60
     Commission sales                  12                 21              1.82
                                       ---                ---
            Total                      100                100
                                       ===                ===

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------

Liquidity and Capital Resources:
--------------------------------

The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of January 2, 1999, the Company had $2,864,000 due from its factor, which matured on January 25, 1999. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank and under which the Company may borrow up to $2,000,000 for the acquisition of production machinery. The amounts borrowed under the credit line would be converted to a note payable in eighty-four (84) equal monthly installments plus accrued interest.

The Company had inventories of $3,706,000 as of January 2, 1999. The Company's average inventories aggregated approximately $3,821,000 for 1998, representing approximately 54 days inventory on hand. The Company's inventories turn approximately 6 to 8 times each year.

The Company's working capital decreased by approximately $577,000 at January 2, 1999, from that of January 3, 1998, primarily as a result of decreases in other liabilities, and an increase in inventory. The working capital of the Company and its line of credit with its bank are deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:

                                      1998           1997         1996
                                      ----           ----         ----
     Working Capital               $7,830,000     $8,407,000   $8,167,000
     Working Capital Ratio          3.31 to 1      3.5 to 1     5.7 to 1

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at January 2, 1999 and January 3, 1998:

                                    January 2         January 3
                                      1999               1998
                                      ----               ----
     Cash, cash equivalents
           and receivables          $6,845,000        $8,078,000
     Current liabilities             3,383,000         3,378,000
                                     ---------         ---------

     Excess of quick assets
         over current liabilities   $3,462,000        $4,700,000
                                    ==========        ==========

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------

Liquidity and Capital Resources: (contd.)
-----------------------------------------

The aggregate long-term debt at January 2, 1999 and January 3, 1998 was $5,312,500 and $6,000,000 respectively. In order to finance the acquisition of new property, plant and equipment of $6,371,819 in 1995, and $1,024,598 in 1996, the Company incurred a long-term debt of $6,000,000, as more fully described in
Note 7 of Notes to Financial Statements. Pursuant to an agreement with its bank, the obligation had no principal maturities until February 1998. Thereafter, principal payments of $62,500 are payable monthly for ninety-six (96) consecutive months.

The Company's long-term debt to equity ratios aggregated 32.1% at January 2, 1999, 39.5% at January 3, 1998, and 46.8% at December 28, 1996.

Capital budget expenditures approved for 1999 aggregate $3,500,000. The Company plans to finance its capital needs from cash provided from operations and bank financing.

Year 2000 Compliance
--------------------

The Company has assessed its systems and determined the areas that are non-compliant. The company is replacing its manufacturing software and accounting software with a fully integrated system. It is estimated that the software will be installed and running by July 1999, and will solve any non-compliant problems. The installation is coincidental to the year 2000 problem as the Company already had plans to upgrade its existing software to improve information efficiencies.

The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company will assess the extent to which its operations are vulnerable should those organizations fail to remedy properly their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely, will be converted on a timely basis and will not have a material effect on the Company. The Company has alternate or substitute sources for major raw material, gas, and fuel oil.

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------

Year 2000 Compliance (contd.)
-----------------------------

The Company entered into a contract on November 5, 1998 with Osprey Systems, Inc., to purchase and install Enterprise Resource Planning software. The software will replace various custom manufacturing applications and the accounting software, giving the Company a full integrated software operational system. Currently, the Company's manufacturing applications are not fully integrated, and there is no integration between manufacturing and accounting. It is believed that the new software will better handle growing demands from customers for information, improve the order to cash cycle, and solve any Year 2000 problems.

The cost of the project to include software, hardware, implementation and training will be approximately $900,000 paid over seven months that began in November 1998. The Company will expense approximately $600,000 of the project in 1999 which is expected to be completed in July 1999.

The cost to bring the existing software into compliance for Year 2000 is not known as the Company planned to replace the software.

The Company believes the worst case scenario would occur if the Company's electrical utilities were interrupted. The Company has no alternate source or substitute for electricity, and any interruption would materially affect the Company.

Environmental Matters
---------------------

During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediable issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No provision was made in 1998. This situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------

Inflation
---------

The Company does not believe that operations for the periods discussed have bee significantly affected by inflation. Further, the Company's performance in maintaining control over elements of overhead have enabled it to remain competitive with its competition.

7A. Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------

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

Forward Looking Statements
--------------------------

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, contain forward-looking statements within the meaning of federal securities laws about the Company's financial condition and results of operations that are based on management's current expectations, beliefs, assumptions, estimates and projections about the markets in which the Company operates. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what

BURKE MILLS, INC.
PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------

Forward Looking Statements (contd.)
-----------------------------------

is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof. The Company undertakes no obligations to update publicly any of these forwardlooking statements to reflect new information, future events or otherwise.

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies, policies and legislation, and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes; such as, changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.

BURKE MILLS, INC.
PART II



305 Madison Avenue                                         72 Essex Street
New York, NY 10165                                         Lodi, NJ  07644
(212) 972-9600                                              (201) 368-9300
FAX: (212) 972-9605                                    FAX: (201) 368-9069

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors of
Burke Mills, Inc.

We have audited the accompanying balance sheets of Burke Mills, Inc. as of January 2, 1999 and January 3, 1998, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. as of January 2, 1999 and January 3, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.


Cole, Samsel & Bernstein LLC
Certified Public Accountants

Lodi, New Jersey
February 23, 1999

BURKE MILLS, INC.
PART II
                                 BALANCE SHEETS

                                                January 2       January 3
                                                  1999            1998
                                                  ----            ----
                                 ASSETS
Current Assets
  Cash and cash equivalents                    $ 3,384,439      $ 4,306,540
  Accounts receivable                            3,460,307        3,771,301
  Inventories                                    3,705,849        3,006,298
  Prepaid expenses, taxes,
                   and other current assets        313,872           38,832
  Deferred income taxes                            349,000          661,700
                                                   -------          -------
            Total Current Assets                11,213,467       11,784,671
                                                ==========       ==========

Equity Investment in Affiliate                     405,623          177,728
                                                   -------          -------

Property, plant & equipment - at cost           28,478,700       26,350,679
  Less: accumulated depreciation                15,869,275       14,158,330
                                                ----------       ----------
       Property, Plant and Equipment- Net       12,609,425       12,192,349
                                                ----------       ----------

Other Assets                                      167,077           193,316
                                                  -------           -------
  Deferred charges                             $24,395,592      $24,348,064
                                               ===========      ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt         $   750,000      $   687,500
  Accounts payable                               2,303,876        2,081,237
  Accrued salaries and wages                       160,862          191,128
  Other liabilities and accrued expenses           137,096          417,821
  Income taxes payable                              31,600               --
  --------------------                              ------           ------
            Total Current Liabilities            3,383,434        3,377,686

Long-Term Debt                                   4,562,500        5,312,500

Deferred Income Taxes                            2,220,836        2,218,300
                                                 ---------        ---------
            Total Liabilities                   10,166,770       10,908,486
                                                ----------       ----------

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
         Authorized - 5,000,000 shares
         Issued and outstanding -
         2,741,168 shares                        1,809,171         1,809,171
  Paid-in capital                                3,111,349         3,111,349
  Retained earnings                              9,308,302         8,519,058
                                                 ---------         ---------
         Total Shareholders' Equity             14,228,822        13,439,578
                                                ----------        ----------
                                               $24,395,592       $24,348,064
                                               ===========       ===========

See notes to financial statements.

BURKE MILLS, INC.
PART II
                            STATEMENTS OF OPERATIONS


                                                 Years Ended
                                  ------------------------------------------
                                 January 2        January 3       December 28
                                   1999              1998             1996
                                   ----              ----             ----

Net Sales                       $42,169,106       $41,155,629      $40,648,920
                                -----------       -----------      -----------

Costs and Expenses
  Cost of Sales                  37,825,038        36,764,917       36,887,077
  Selling, general and
    administrative expenses       2,813,137         2,651,031        2,337,450
  Factor's charges                  186,234           183,072          194,427
                                    -------           -------          -------
      Total Costs and Expenses   40,824,409        39,599,020        39,418,954
                                 ----------        ----------        ----------

Operating Earnings                1,344,697         1,556,609         1,229,966
                                  ---------         ---------         ---------

Other Income
  Interest income                   163,506           151,996            35,567
  Gain on disposal of
    property assets                    -                 -               93,940
  Other, net                          3,209             4,068             4,891
                                      -----             -----             -----
           Total Other Income       166,715           156,064           134,398
                                    -------           -------           -------

Other Expenses
  Interest expense                  463,099           503,306           495,009
  Loss on disposal of
    property assets                     137           177,234               -
  Other, net                        103,702                -                -
                                     -----             -----             -----
           Total Other Expenses     566,938           680,540           495,009
                                    -------           -------           -------

Income Before Provision for
  Income Taxes and Equity in
  Net Earnings of Affiliate          944,474        1,032,133           869,355

Provision for Income Taxes           383,125          432,529           283,954
                                     -------          -------           -------

Income Before Equity in
  Net Earnings of Affiliate          561,349          599,604           585,401

Equity in Net Earnings of
    Affiliate                        227,895           26,500              -
                                     -------           ------            ------

Net Income                       $   789,244      $   626,104       $   585,401
                                 ===========      ===========       ===========

Net Earnings per share           $       .29      $       .23       $       .21
                                 ===========      ===========       ===========

Weighted Average Common
  Shares Outstanding              2,741,168         2,741,168         2,741,168
                                  =========         =========         =========


See notes to financial statements.
Page 25 of 42

BURKE MILLS, INC.
PART II
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED JANARY 2, 1999


                                  Common Stock
                                  No Par Value
                                  Stated Value
                                    $.66 Per Share
                                    5,000,000 Shares
                                    AUTHORIZED                         Total
                             Shares             Paid-In    Retained Shareholders
                             Issued    Amount   Capital    Earnings     Equity
                             ------    ------   -------    --------     ------

Balance at Dec. 30, 1995  2,741,168  $1,809,17 $3,111,349 $7,307,553 $12,228,073

Net Income for the year
  ended Dec. 28, 1996        -           -         -         585,401     585,401
                            -------    -------   -------     -------     -------

Balance at Dec. 28, 1996  2,741,168  1,809,171 3,111,349   7,892,954  12,813,474

Net Income for the year
  ended Jan.3, 1998          -           -         -         626,104     626,104
                            -------    -------  -------      -------     -------

Balance at Jan. 3, 1998   2,741,168  1,809,171 3,111,349  8,519,058   13,439,578

Net Income for the year
  ended Jan. 2, 1999         -           -         -         789,244     789,244
                            -------    -------  -------      -------     -------

Balance at Jan. 2, 1999   2,741,168 $1,809,171 $3,111,349 $9,308,302 $14,228,822
                          ========= ========== ========== ========== ===========

See notes to financial statements.

BURKE MILLS, INC.
PART II
                            STATEMENTS OF CASH FLOWS

                                                        Years Ended
                                            -----------------------------------
                                            January 2    January 3   December 28
                                              1999          1998        1996
                                              ----          ----        ----
Cash flows from operating activities:
  Net income                                $  789,244   $  626,104  $  585,401
                                            ----------   ----------  ----------
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
  Depreciation                               1,743,524    1,599,662   1,508,423
  (Gain) loss on sales of plant and
     equipment, including loss on disposals        137      177,234     (93,940)
  Deferred income taxes                        315,236      428,110     302,390
  Equity  in  net  earnings  of  affiliate   (227,895)  Changes  in  assets  and
  liabilities:
    Accounts receivable                        310,994     (573,090)   (224,110)
    Inventories                               (699,551)     444,507    (580,866)
    Prepaid expenses, taxes & other
      current assets                          (275,040)     184,536     159,145
    Other non-current assets                    26,239     (193,316)     (5,993)
    Accounts payable                           222,639      645,183     (72,422)
    Accrued salaries & wages                   (30,266)      61,176       6,315
    Other liabilities and accrued expenses    (280,725)     246,181     (57,472)
    Income taxes payable                        31,600         --           --
                                                ------      ------       ------
        Total adjustments                    1,136,892    3,020,183     941,470
                                             ---------    ---------     -------

Net cash provided by operating activities    1,926,136    3,646,287   1,526,871
                                             ---------    ---------   ---------

Cash flows from investing activities:
  Acquisition of property, plant
      and equipment                         (2,161,837)  (1,343,090) (1,024,598)
  Proceeds from sales of plant
      and equipment                              1,100       17,650         -
  Investment in affiliate                        --        (171,735)        -
                                                ------      ------      -----

Net cash (used) by investing activities     (2,160,737)  (1,497,175) (1,024,598)
                                            ----------   ----------  ----------

Cash flows from financing activities:
  Proceeds from long-term bank note               -            -      1,670,663
  Principal payments of long-term debt        (687,500)        -       (850,341)
                                              --------    --------    --------
Net cash provided (used) by financing
  activities                                  (687,500)        -        820,322
                                              --------    --------      -------

Net increase (decrease) in cash and
  cash equivalents                            (922,101)   2,149,112   1,322,595
Cash & cash equivalents at beginning
  of year                                    4,306,540    2,157,428     834,833
                                             ---------    ---------     -------

CASH AND CASH EQUIVALENTS AT END OF YEAR    $3,384,439   $4,306,540  $2,157,428
                                            ==========   ==========  ==========

See notes to financial statements.
Page 27 of 42

BURKE MILLS, INC.
PART II
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Accounting period - The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 1998, 1997 and 1996 ended on January 2, 1999, January 3, 1998 and December 28, 1996, respectively. The fiscal years ended January 2, 1999 and December 28, 1996 consisted of 52 weeks. The fiscal year ended January 3, 1998 consisted of 53 weeks.

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

BURKE MILLS, INC.
PART II
NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE

The Company is engaged in twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

With respect to its operations, the Company's products and its services for others on a commission basis are sold and/or performed for customers primarily located in the territorial limits of the United States. The Company did have sales to customers in Mexico, during the three fiscal years ended January 3, 1998, which amounted to 1.0% in 1998, 1.7% in 1997 and 4.2% in 1996. Sales to customers in Canada in 1998, 1997 and 1996 aggregated 6.4%, 3.9% and 2.8%, respectively. Additionally, the Company had sales to Brazil in 1998 and 1997 which amount to 0.3% and 0.2% respectively. Other than sales to Mexico, Canada and Brazil, as discussed above, the Company had no other sales in foreign markets during the three year period ended January 2, 1999. For the three year period ended January 2, 1999, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

In connection with sales to major customers, only one customer has exceeded 10% of the Company's sales during each of the three years ended January 2, 1999. One other customer has exceeded 10% in 1996. For the purpose of this determination, sales to groups of companies under common control have been combined and accounted for as sales to individual companies. The following table gives information with respect to these two customers:

                                                                            % of
           1998                      Amount                Net Sales
           ----                      ------                ---------
        Customer 1                $5,793,000                  13.7
        Customer 2                     *
                                                                            % of
           1997                     Amount                 Net Sales
           ----                     ------                 ---------
        Customer 1                $5,737,000                  14.0
        Customer 2                     *

                                                                            % of
           1996                      Amount                Net Sales
           ----                      ------                ---------
        Customer 1                $5,387,000                  13.3
        Customer 2                 4,074,000                  10.0

      *Less than 10%

BURKE MILLS, INC.
PART II
NOTES TO FINANCIAL STATEMENTS


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable comprise the following:

                                      January 2           January 3
                                        1999                1998
                                        ----                ----
     Due from factor on
          regular factoring
          account                     $2,864,000         $3,328,000
     Non-factored accounts
          receivable                     596,000           443,000
                                         -------           -------
               Total                  $3,460,000        $3,771,000
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

The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the average maturity of the receivables sold (as defined), it is required to pay interest to the factor on these advances. The Company incurred no interest costs during 1998 and 1997, inasmuch as it borrowed no funds from its factor during these years. In connection with such advances from its factor for 1996, the Company incurred interest costs of only $5,442.

The Company's factor is collateralized by the accounts receivable sold to the factor. No interest in inventory, other than returned goods, has been granted to the factor under the factoring contract.

BURKE MILLS, INC.
PART II
NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INVENTORIES

  Inventories are summarized as follows:

                                     January 2,       January 3,
                                       1999              1998
                                       ----              ----

     Finished & in process          $2,409,000        $1,813,000
     Raw materials                     728,000           716,000
     Dyes & chemicals                  413,000           337,000
     Other                             156,000           140,000
                                       -------           -------
     Total                          $3,706,000         $3,006,000
                                    ==========         ==========


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Major classifications of property, plant and equipment are as follows:

                                    January 2, 1999            January 3, 1998
                                    ---------------            ---------------
                                           Accumulated               Accumulated
                                  Cost     Depreciation      Cost   Depreciation
                                  ----     ------------      ----   ------------

Land                            $ 86,565    $      -     $   78,032   $        -
  Land improvements              175,697       82,017       136,504       77,709
  Building & improvements      6,376,050    4,222,677     6,337,114    4,056,293
  Plant machinery & equipment 20,502,754   10,813,831    18,694,009    9,448,212
  Office equipment             1,111,861      656,727       964,974      493,257
  Automotive equipment           225,773       94,023       140,046       82,859
                                 -------       ------       -------       ------
                  Total      $28,478,700  $15,869,275   $26,350,679  $14,158,330
                             ===========  ===========   ===========  ===========


NOTE 6 - LINE OF CREDIT LOAN

Pursuant to a loan agreement dated March 29, 1996, and amended October 12, 1998, the Company secured an Equipment Loan facility of $2,000,000 and a $1,250,000 Letter of Credit facility. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. At January 2, 1999, the Company had no borrowings under this line of credit.

Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of January 2, 1999, the Company had no borrowings from its factor.

BURKE MILLS, INC.
PART II
NOTES TO FINANCIAL STATEMENTS


NOTE 7 - LONG-TERM DEBT

On March 29, 1996, the Company entered into a loan agreement with its bank providing for a term loan of $6,000,000. The new term loan refinanced the two formerly existing term loans, and accordingly, all term obligations were consolidated into the one $6,000,000 obligation. This new loan is secured by (1) a first Deed of Trust on property and buildings located at the Company's manufacturing sites in North Carolina, (2) a first lien position on the new equipment and machinery installed at these manufacturing sites and (3) a first lien position on the existing machinery and equipment located at the Company's manufacturing sites.

Under the term loan agreement, interest only was payable monthly until February 1998. Thereafter, principal maturities are payable in the amount of $62,500 per month for ninety-six (96) consecutive months plus interest at the fixed rate of 8.06%. In order to effect this fixed interest rate, the bank converted its interest rate cap into a fixed rate loan by entering into a fixed rate hedge contract with the Company. Under this fixed rate hedge contract, the Company will pay the bank 8.06% for the term of the contract. The floating rate (LIBOR plus 1.9%) that the Company will pay the bank will be equal to the floating rate that the bank's capital markets will pay to the Company. Whether LIBOR RATES rise or fall over the life of the loan agreement, the Company will continue to pay the bank a fixed rate of 8.06% for the life of the contract, thereby creating a fixed rate loan.

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

The annual principal maturities of the long-term debt at January 2, 1999 are as follows:

          Current portion                            $  750,000
          2000                        $  750,000
          2001                           750,000
          2002                           750,000
          2003                           750,000
          Thereafter                   1,562,500        4,562,500
                                       ---------        ---------
                                                       $5,312,500
                                                       ==========

BURKE MILLS, INC.
PART II
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - OTHER LIABILITIES AND ACCRUED EXPENSES

Other liabilities and accrued expenses consist of the following:

                                       January 2          January 3
                                         1999               1998
                                         ----               ----
Employee 401k contributions            $   --            $ 47,113
Payroll taxes payable                    7,448            109,063
Utilities payable                       31,779            132,165
Accrued interest                        15,644             21,493
Accrued environmental cost              43,808             77,100
Other                                   38,417             31,887
                                        ------             ------
       Total                          $137,096           $417,821
                                      ========           ========


NOTE 9 - INCOME TAXES

The  Company  uses the  liability  method  as  required  by FASB  Statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items that comprise deferred tax assets and liabilities are as follows:
                                               Jan. 2        Jan. 3
                                                1999          1998
                                                ----          ----
Deferred tax assets:
  Alternative minimum taxes paid            $  349,000     $  608,825
  Net operating loss carry-forward                   -         12,190
  Inventory capitalization                           -         18,700
  Business credits                                   -         11,585
  Charitable contributions carryover                 -         10,400
                                              ---------     ---------
                                            $  349,000     $  661,700
                                            ==========     ==========

     Deferred tax liabilities:
        Accelerated depreciation for
          tax purposes                      $2,202,300      $2,218,300
        Undistributed earnings of foreign
            Affiliate, net of tax credit        12,700           --
        Other                                   5,836            --
        -----                                   -----          -----

                                            $2,220,836      $ 2,218,300
                                            ==========      ===========

     Provision for taxes consist of:
                                          Jan. 2        Jan. 3       Dec. 28
                                           1999          1998         1996
                                           ----          ----         ----
                Current:
                  Federal                $  49,445       $  4,419     $ -
                  State                     18,444            -         -
                Deferred                   315,236        428,110     283,954
                                           -------        -------     -------
                              Total      $ 383,125      $ 432,529   $ 283,954
                                         =========      =========   =========

BURKE MILLS, INC.
PART II
NOTES TO FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (continued)

The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:

                                   January 2       January 3    December 28
                                     1999            1998          1996
                                     ----            ----          ----
Income before income taxes         $1,172,369      $1,058,633    $  869,355
Federal income taxes                       34%             34%           34%
                                       ------          ------        ------

Computed taxes at maximum
   statutory tax rate                 398,605         359,936        295,581
State income taxes, net of
   Federal income tax benefits         56,098          56,051         44,468
Adjustment for deferred
   income taxes                          -                -          (20,670)
Alternative minimum tax adjustment       -                -          (35,425)
Tax credit for foreign affiliate
   earnings                           (77,484)            -               -
Prior year tax examination
              and other                 5,906          16,542             -
                                      -------          ------         --------

     Provision for income taxes      $ 383,125      $  432,529      $  283,954
                                     =========      ==========      ==========



NOTE 10 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS

The company owns 49.8% of Fytek, S.A. de C.V. (Fytek),a Mexican corporation. The company accounts for the ownership using the equity method. During 1998, the Company had sales of $165,000 to Fytek compared to no sales in 1997. Purchases from Fytek were $1,337,000 compared to $156,000 in 1997.

At January 2, 1999, Fytek owed the Company $130,000 for leased equipment which will be paid in March 1999.

In 1998, the Company purchased $151,000 of yarns from Nafees Cotton Mills, Ltd. The Company paid for the yarn purchased by wire transfer 30 days after the Bill of Lading date and by Letter of Credit 120 days after the Bill of Lading date.

Humayun N. Shaikh, Chairman and CEO of the Company, is also director of Nafees Cotton Mills, Ltd.

Aehsun Shaikh, Director of the Company, is also a Director of Nafees Cotton Mills, Ltd., since 1993 and of Legler-Nafees Denim Mills, Ltd., since 1999.

BURKE MILLS, INC.
PART II
NOTES TO FINANCIAL STATEMENTS


NOTE 11 - STATEMENTS OF CASH FLOWS

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest was $470,000 in 1998, $494,000 in 1997 and $515,000 in 1996. Cash paid for income taxes aggregated $33,500 in 1998 and $6,000 in 1996. Taxes refunded in 1997 aggregated $125,000.


NOTE 12 - RENTAL EXPENSES AND LEASE COMMITMENTS

Rental expenses under all lease commitments for the three fiscal years ended January 2, 1999, aggregated $37,000, $45,000 and $40,000, respectively. Minimum lease commitments under terms of all non-cancelable leases, which consist only of leased equipment, are as follows as of January 2, 1999:
                    1999                  $26,000
                    2000                   23,000
                    2001                   22,000
                    2002                    4,000
                                           ------
                                          $75,000
                                          =======


NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands of dollars except for per share amounts)
                                                    QUARTER
                                       ---------------------------------------
  1998                                 First      Second     Third     Fourth
  ----                                 -----      ------     -----     ------
  Net sales                          $10,649     $10,023    $11,509    $ 9,988
  Cost of sales                        9,388       9,055      9,976      9,406
  Gross profit                         1,261         968      1,533        582
  Net income (loss)                      307         208        394       (120)
  Net income (loss)
      per common share               $   .11      $  .08    $   .14    $  (.04)

  1997
  ----
  Net sales                          $10,060     $10,442    $ 9,874     $10,780
  Cost of sales                        9,061       9,393      8,797       9,514
  Gross profit                           999       1,049      1,077       1,266
  Net income                             143         181        230          72
  Net income
      per common share               $   .05     $   .07    $   .08     $   .03

 1996
 ----
 Net sales                           $ 9,905     $10,304    $10,225     $10,215
 Cost of sales                         9,215       9,519      9,122       9,031
 Gross profit                            690         785      1,103       1,184
 Net income (loss)                       (40)         26        285         314
 Net income (loss)
     per common share                $  (.02)    $   .01    $   .11     $   .11

BURKE MILLS, INC.
PART II
NOTES TO FINANCIAL STATEMENTS

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits oraccumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution in 1998, 1997 or 1996.


NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At January 2, 1999, the Company had $2,864,000 due from its factor which matured on January 25, 1999. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


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

BURKE MILLS, INC.
PART II
NOTES TO FINANCIAL STATEMENTS


c) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No provision was made in 1998. This situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

d) The Company was committed to three outstanding irrevocable import Letters of Credit for machinery purchases on January 2, 1999.

   1) Latest ship date May 15, 1999, expiring June 15, 1999, in the amount of $194,000 payable 90% against Bill of Lading and 10% at 60 days of Bill of Lading date.

   2) Latest ship date March 31, 1999, expiring on September 30, 1999, in the amount of approximately $447,000 payable 6 months from Bill of Lading date.

   3) Latest ship date April 30, 1999, expiring on May 21, 1999, in the amount of $500,000 payable 50% against Bill of Lading and 50% upon presentation by Burke Mills of Commissioning Certificate.

e) The Company entered into an agreement to purchase $1,582,000 of dyeing equipment to be delivered in 1999. The Company made a deposit of $176,000 in 1998, with the remainder to be paid by Letter of Credit to be established one month before shipment.

BURKE MILLS, INC.
PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------

There have been no changes in nor disagreements with accountants on accounting and financial disclosure during the Company's two most recent fiscal years or during any subsequent interim period. The current accounting firm for the Company, Cole, Samsel & Bernstein LLC of New York, New York, and Lodi, New Jersey, has served as accountants for the Company during the last two fiscal years.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

The information required for Part III of this report (Items 10-13) is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the annual meeting of shareholders scheduled for May 18, 1999, involving the election of directors, which is expected to be filed not later than 120 days after the end of the fiscal year covered by this report.

BURKE MILLS, INC.
PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------

(a) The following documents are filed as a part of this report.

    (a) 1.  Report of Independent Certified Public Accountants.
            ---------------------------------------------------

    The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II Item 8, are listed below:

                  Auditors' report

                  Balance sheets
                    January 2, 1999
                    January 3, 1998

                  Statements of operations Year ended January 2, 1999 Year ended
                     January 3, 1998 Year ended December 28, 1996

                  Statements  of  changes  in  shareholders'  equity  Year ended
                     January 2, 1999 Year ended January 3, 1998 Year ended December 28, 1996

                  Statements of cash flows Year ended January 2, 1999 Year ended
                     January 3, 1998 Year ended December 28, 1996

                  Notes to financial statements

BURKE MILLS, INC.

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

Burke Mills, Inc.

Financial Data Schedule

                    Pursuant to Item 601(c) of Regulation S-K

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
           FROM THE FINANCIAL STATEMENTS INCLUDED IN THE ANNUAL REPORT
          ON FORM 10K AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS FOR THE YEAR ENDED JANUARY 2, 1999.


NUMBER              ITEM DESCRIPTION                                 AMOUNT

5-02(1)             cash & cash items                               $ 3,384,439
5-02(2)             marketable securities                                     0
5-02(3)(a)(1)       notes & accounts receivable-trade                 3,460,307
5-02(4)             allowances for doubtful accounts                          0
5-02(6)             inventory                                         3,705,849
5-02(9)             total current assets                             11,213,467
5-02(13)            property, plant & equipment                      28,478,700
5-02(14)            accumulated depreciation                         15,869,275
5-02(18)            total assets                                     24,395,592
5-02(21)            total current liabilities                         3,383,434
5-02(22)            bonds, mortgages & similar debt                   4,562,500
5-02(28)            preferred stock - mandatory redemption                    0
5-02(29)            preferred stock - no mandatory redemption                 0
5-02(30)            common stock                                      1,809,171
5-02(31)            other stockholders' equity                       12,419,651
5-02(32)            total liabilities & stockholders' equity         24,395,592
5-03(b)1(a)         net sales of tangible products                   42,169,106
5-03(b)1            total revenues                                   42,169,106
5-03(b)2(a)         cost of tangible goods sold                      37,825,038
5-03(b)2            total costs & expenses applicable
                       to sales and revenues                         37,825,038
5-03(b)3            other costs & expenses                                    0
5-03(b)5            provision for doubtful accounts & notes                   0
5-03(b)(8)          interest & amortization of debt discount            463,099
5-03(b)(10)         income before taxes & other items                 1,172,369
5-03(b)(11)         income tax expense                                  383,125
5-03(b)(14)         income/loss continuing operations                   789,244
5-03(b)(15)         discontinued operations                                   0
5-03(b)(17)         etraordinary items                                        0
5-03(b)(18)         cumulative effect - changes in accounting
                       principles                                             0
5-03(b)(19)         net income or loss                                  789,244
5-03(b)(20)         earnings per share - primary                           $.29
5-03(b)(20)         earnings per share - fully diluted                     $.29

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 1999                    BURKE MILLS, INC.

                                        By: Humayun N. Shaikh   /s
                                            ----------------------
                                            Humayun N. Shaikh,
                                            Chairman of the Board
                                            (Principal Executive Officer)


                                        By: Thomas I. Nail       /s
                                            -----------------------
                                            Thomas I. Nail
                                            Vice President of Finance
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 1999                    By: Humanyun N. Shaikh      /s
                                            ---------------------------
                                            Humayun N. Shaikh, Director


Date: March 29, 1999                    By: Aehsun Shaikh           /s
                                            ---------------------------
                                            Aehsun Shaikh, Director


Date: March 29, 1999                    By: Charles P. McCamy       /s
                                            ---------------------------
                                            Charles P. McCamy, Director


Date: March 29, 1999                    By: Robert P. Huntley       /s
                                            ---------------------------
                                            Robert P. Huntley, Director


Date: March 29, 1999                    By: William T. Dunn         /s
                                            ---------------------------
                                            William T. Dunn, Director




Page 42 of 42
End