Form 10-Q
period 1999-04-03
BURKE MILLS INC
filed 1999-05-14
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED April 3, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 4, 1999, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                                BURKE MILLS, INC.

                                      INDEX



PART  1 - FINANCIAL INFORMATION                              Page Number
                                                             -----------

          Item 1 - Financial Statements

                  Condensed Balance Sheets
                     April 3, 1999 and January 2, 1999            3


                  Condensed Statements of Operations and
                    Retained Earnings
                    Thirteen Weeks Ended April 3, 1999
                      and April 4, 1998                           5


                  Statements of Cash Flows
                    Thirteen Weeks Ended April 3, 1999
                    and April 4, 1998                             6

          Notes to Condensed Financial Statements                 7

          Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  13


Part II -  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                    18
     Item 6 (a)- Exhibit 27 - Financial Data Schedule             19

SIGNATURES                                                        20

                               BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                  April 3,       January 2,
                                                    1999           1999
                                                 (Unaudited)      (Note A)
                                                 -----------      --------
        ASSETS
Current Assets
  Cash and cash equivalents                     $ 2,349,233     $ 3,384,439
  Accounts receivable                             4,401,170       3,460,307
  Inventories                                     3,958,637       3,705,849
  Prepaid expenses, taxes and other
     current assets                                 405,455         313,872
  Deferred income taxes                             288,300         349,000
                                                  ---------      ----------
                  Total Current Assets          $11,402,795     $11,213,467
                                                -----------     -----------

Equity Investment in Affiliate                      346,623         405,623
                                                    -------         -------

Property, Plant and Equipment - at cost          28,869,443      28,478,700
  Less:  Accumulated depreciation                16,246,847      15,869,275
                                                -----------      ----------
Property, Plant and Equipment - Net              12,622,596      12,609,425
                                                -----------      ----------
Other Assets
  Deferred charges                                  150,967         167,077
                                                    -------         -------
                 Total Assets                   $24,522,981     $24,395,592
                                                ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt          $   750,000     $   750,000
  Accounts payable                                2,193,633       2,303,876
  Accrued salaries, wages and vacation pay          325,007         160,862
  Other liabilities and accrued expenses            315,420         137,096
  Income taxes payable                               11,502          31,600
                                                 ----------      ----------
                  Total Current Liabilities     $ 3,595,562     $ 3,383,434

Long-term Debt                                    4,375,000       4,562,500

Deferred Income Taxes                             2,217,836       2,220,836
                                                 ----------      ----------
                  Total Liabilities             $10,188,398     $10,166,770
                                                -----------     -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -2,741,168 shares      1,809,171       1,809,171
    Paid-in capital                               3,111,349       3,111,349
    Retained earnings                             9,414,063       9,308,302
                                                  ---------       ---------
Total Shareholders' Equity                       14,334,583      14,228,822
                                                 ----------      ----------
Total Liabilities & Shareholders' Equity        $24,522,981     $24,395,592
                                                ===========     ===========

Note A: The January 2, 1999 Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                               (Unaudited)
                                                  Thirteen Weeks Ended
                                                  --------------------
                                                April 3,        April 4,
                                                  1999           1998
                                                  ----           ----

Net Sales                                     $9,995,969     $10,649,403
                                              ----------      ----------
Costs and Expenses
  Cost of Sales                                8,719,169       9,387,901
  Selling, General and
    Administrative Expenses                      875,701         697,433
  Factor's Charges                                37,577          47,371
                                                 -------          ------
Total Costs and Expenses                       9,632,447      10,132,705

Operating Earnings                               363,522         516,698
                                               ----------     ----------
Other Income
   Interest Income                                29,642          47,462
   Gain on Disposal                               10,471
   Other, net                                        710             ---
                                              ----------      -----------
         Total                                    40,823          47,462
                                              ----------      -----------

Other Expenses
  Interest Expense                               107,108         119,639
  Other, net                                      31,476          30,388
                                               ----------     ----------
                  Total                          138,584         150,027
                                                 -------         -------

Income before Income Taxes and Equity
         in Net Earnings of Affiliate            265,761         414,133

Equity in Net Earnings (Loss) of Affiliate       (59,000)         54,200
                                               ----------      ----------
                                                 206,761         468,333
                                               ----------      ----------
Provision for Income Taxes                       101,000         161,500
                                               ----------      ----------
Net Income                                       105,761         306,833

Retained Earnings at Beginning of Period      $9,308,302      $8,519,058
                                               ----------      ----------

Retained Earnings at End of Period            $9,414,063      $8,825,891
                                              ===========     ===========
Earnings Per Share                            $      .04      $      .11
                                              ===========     ===========

Dividends Per Share of Common Stock                 None            None
                                              ============    ===========
Weighted Average Common Shares Outstanding     2,741,168       2,741,168
                                              ============    ===========
See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Thirteen Weeks Ended
                                                   --------------------
                                                   April 3,      April 4,
                                                    1999          1998
                                                  ---------     ---------
Cash flows from operating activities
  Net income                                     $ 105,761     $  306,833
                                                 ---------     ----------

  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
  Depreciation                                     454,581        400,093
  (Gain) Loss on Sale of plant and
     equipment, including loss on disposal         (10,471)           ---
  Equity in earnings of affiliate                   59,000        (54,200)
  Deferred income taxes                             57,700        123,090
  Changes in assets and liabilities:
     Accounts receivable                          (940,863)      (730,147)
     Inventories                                  (252,788)      (292,397)
     Prepaid expenses, taxes & other
        current assets                             (91,583)      (176,714)
     Other non-current assets                       16,110           (465)
     Accounts payable                             (110,243)       583,046
     Accrued salaries, wages & vacation pay        164,146         88,535
     Other liabilities and accrued expenses        158,226        (39,837)
                                                   -------        -------
                         Total Adjustments        (496,185)       (98,996)
                                                   -------        -------

Net cash provided (used) by operating activities  (390,424)       207,837
                                                   -------        -------
Cash flows from investing activities:
     Acquisition of property, plant and
        equipment                                 (486,327)      (314,357)

Proceeds from sale of plant & equipment             29,045            ---
                                                   -------        -------
Net cash used by investing activities             (457,282)      (314,357)
                                                  ---------      ---------
Cash flows from financing activities:
     Principal payments of long-term debt         (187,500)      (187,500)
                                                  ---------      ---------

Net cash used by financing activities             (187,500)      (187,500)
                                                  ---------      ---------

Decrease in cash and cash equivalents            (1,035,206)     (294,020)

Cash and cash equivalents at beginning of year    3,384,439     4,306,540
                                                  ---------     ---------

CASH AND EQUIVALENTS AT END OF FIRST QUARTER     $2,349,233    $4,012,520
                                                  =========    ===========
See notes to condensed financial statements

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ended January 1, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.


NOTE 2 - STATEMENTS OF CASH FLOWS

For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended April 3, 1999 and April 4, 1998 was $104,000 and $119,000, respectively. Cash paid for income taxes during the thirteen weeks ended April 3, 1999 was $40,698. No income taxes were paid during the thirteen weeks ended April 4, 1998.


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

                               BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)



NOTE 5 - ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following:

                                                April 3,          January 2,
                                                  1999              1999
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $3,309,000         $2,864,000
       Non-factored accounts
         receivable...............             1,092,000            596,000
                                               ---------         ----------
                                              $4,401,000         $3,460,000
                                              ==========         ==========

NOTE 6 - INVENTORIES

     Inventories are summarized as follows:

                                                April 3,         January 2,
                                                  1999              1999
                                                  ----              ----
     Finished and in process....              $2,358,000         $2,409,000
     Raw materials..............               1,077,000            728,000
     Dyes and chemicals.........                 376,000            413,000
     Other......................                 148,000            156,000
                                               ---------          ---------
                                              $3,959,000         $3,706,000
                                              ==========         ==========


NOTE 7 - LINE OF CREDIT

Pursuant to a loan agreement dated March 29, 1996, and amended October 12, 1998, the Company secured an Equipment Loan facility of $2,000,000 and a $1,250,000 Letter of Credit facility. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. At April 3,1999, the Company had no borrowings under this line of credit.

Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of April 3, 1999, the Company had no borrowings from its factor.

                               BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)(Continued)


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

The annual principal maturities of long-term debt at April 3, 1999 are as follows:

                  Current portion                        $  750,000
                  2000/2001                  750,000
                  2001/2002                  750,000
                  2002/2003                  750,000
                  2003/2004                  750,000
                  Thereafter               1,375,000      4,375,000
                                           ---------      ---------
                                                         $5,125,000

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 9 - INCOME TAXES

The Company uses the liability method as required by FASB statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reportin and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items which comprise deferred tax assets and liabilities are as follows:
                                          April 3,       January 2,
                                           1999            1999
                                           ----            ----
    Deferred Tax Assets:
    Alternative minimum taxes paid      $  288,300    $   349,000
                                        ==========    ===========


    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $2,202,300     $2,202,300
      Undistributed earnings of foreign
         affiliate, net of tax credit        9,700         12,700
      Other                                  5,836          5,836
                                         ---------      ---------
                                        $2,217,836     $2,220,836
                                        ==========     ==========


                                           Thirteen Weeks Ended
                                           --------------------
                                          April 3,       April 4
    Provision for income taxes             1999            1998
                                           ----            ----
        consists of:
        Deferred                        $   57,700     $  123,090
        Federal                             22,700         11,430
        State                               20,600         26,980
                                         ---------     ----------
                                        $  101,000     $  161,500
                                         =========     ==========


NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the period ended April 3, 1999 and April 4, 1998.

                                BURKE MILLS, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 11 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At April 3, 1999, the Company had $3,309,000 due from its factor of which $2,567,000 matured on April 23, 1999. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


NOTE 12 - COMMITMENTS

a) The Company entered into a supply agreement, dated November 23, 1996, with its joint venture company, Fytek, S.A. de C.V. to purchase twisted yarns. The Company agrees to purchase approximately $1,800,000 of twisted yarn annually for the five years beginning November 1997.

b) The Company entered into a supply agreement, dated November 19, 1996, with Fibras Quimicas, S.A. to purchase yarn. The Company agrees to purchase yarn based on the schedule below, beginning February 1, 1997, for a five year period.
                  Year 1            Approximately $2,600,000
                  Year 2            Approximately $6,400,000
                  Year 3            Approximately $7,100,000
                  Year 4            Approximately $7,700,000
                  Year 5            Approximately $7,700,000

c) The Company was committed to three outstanding irrevocable import Letters of Credit for machinery purchases on April 3, 1999.

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

d) The Company entered into an agreement to purchase $1,582,000 of dyeing equipment to be delivered in 1999. The Company made a deposit of $176,000 in 1998, with the remainder to be paid by Letter of Credit to be established one month before shipment.

e) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the

                                BURKE MILLS, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 12 - COMMITMENTS (continued)

groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No provision was made in 1998. This situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS

The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. The company accounts for the ownership using the equity method. During the first quarter, the Company had purchases from Fytek of $342,000 compared to $404,000 in 1998.

At April 3, 1999, Fytek owed the Company $130,000 for leased equipment which was paid for in April 1999.


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS

In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 1998 or for the thirteen weeks ended April 3, 1999.


NOTE 15 - EARNINGS PER SHARE

Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended April 3, 1999, and April 4, 1998.

                                BURKE MILLS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

1999 Compared to 1998
---------------------

The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                                     Thirteen Weeks Ended
                                                    April 3,       April 4,
                                                     1999           1998
                                                     ----           ----
Net Sales                                           100.0%         100.0%
Cost of Sales                                        87.2           88.2
                                                    -----          -----
Gross Profit                                         12.8           11.8
  Selling, General, Administrative
     and Factoring Costs                              9.2            7.0
                                                     -----         -----
  Operating Earnings                                  3.6            4.8
  Interest Expense                                    1.1            1.1
  Other (Income) - net                               (0.1)          (0.2)
                                                     -----          -----
  Income before Income Taxes                          2.6            3.9
  Equity in Net Earnings (Loss) of Affiliate         (0.6)            .5
  Income Taxes                                        1.0            1.6
                                                     -----         -----
Net Income                                            1.0%          2.8%
                                                     =====         =====


                       THIRTEEN WEEKS ENDED April 3 ,1999
                 COMPARED TO THIRTEEN WEEKS ENDED April 4, 1999

Net Sales
---------

Net sales for the thirteen weeks ended April 3, 1999 declined by 6.1% to $9,996,000 compared to $10,649,000 for the first quarter 1998. Pounds shipped decreased by 5.8% compared to 1997. The decline in sales is primarily due to weak market conditions that began in the fourth quarter of 1998.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)


Cost of Sales and Gross Margin
------------------------------

Cost of sales for the thirteen week period of 1999 decreased by 7.1% on a sales decrease of 6.1%. The Company was able to obtain lower material prices from its major raw material suppliers.

As a result of a decrease in sales of 6.1% and a decrease in cost of sales of 7.1%, gross margins improved to 12.8% compared to 11.8% in 1998.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses for the first quarter of 1999 increased by $178,000, or 25.6%, primarily due to professional services required to implement the Company's new ERP software.


Factor's Charges
----------------

Factor's charges for the first quarter of 1999 were .4% of net sales as compared to .5% of net sales in 1998. The percentage of sales factored decreased during the quarter.


Interest Expense
----------------

Interest expense for the first quarter decreased by $13,000, or 10.5%. The Company's average long-term debt was lower during the period as a result of principal payments.


Interest Income
---------------

Interest income for the first quarter of 1999 decreased due to a decrease in funds invested.


Equity in Net Earnings (Loss) of Affiliate
------------------------------------------

The Company recorded $59,000 as a loss for Fytek, S.A. de C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%.


Income Before Provision for Income Taxes
----------------------------------------

For the thirteen weeks ended April 3, 1999, income before provision for income taxes decreased primarily as a result of lower sales, cost to implement the Company's new ERP software and a loss recorded for its Mexican joint venture.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)


Provision for Income Taxes
--------------------------

The Company recorded provision for income taxes of 101,000 for the first quarter of 1999 compared to $161,500 for 1998.


Liquidity and Capital Resources
-------------------------------

The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of April 3, 1999, the Company had $3,309,000 due from its factor of which $2,567,000 matured on April 23, 1999. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank and under which the Company may borrow up to $2,000,000 for the acquisition of production machinery. The amounts borrowed under the credit line would be converted to a note payable in eighty-four (84) equal monthly installments plus accrued interest.

The Company's working capital at April 3, 1999, aggregated $7,807,000 representing a working capital ratio of 3.2 to 1 compared with a working capital of $7,830,000 at January 2, 1999, and a working capital ratio of
3.3 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at April 3, 1999:

         Cash, cash equivalents and receivables...........     $6,750,000
         Current liabilities..............................      3,596,000
                                                                ---------

         Excess of quick assets over current liabilities..     $3,154,000

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

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

During the thirteen weeks of 1999, the Company acquired and made deposits on new machinery and equipment of approximately $486,000 as set forth in the accompanying statement of cash flows. For the balance of 1999, the Company anticipates the acquisition of machinery and equipment of approximately $3,114,000 which, together with the acquisitions and deposits on acquisitions incurred to April 3, 1999, will aggregate an anticipated acquisition of new machinery of approximately $3,600,000 in 1999. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the thirteen weeks ended April 3, 1999, to $2,349,000 from $3,384,000 at January 2, 1999, primarily from increases in accounts receivable and inventory aggregating $1,194,000, acquisitions of equipment and deposits of $486,000 and payments of long-term debt of $187,500, offset partially by increased salaries and wages payable and accrued expenses.


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

 Year 2000 Compliance (contd.)
-----------------------------

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


Forward Looking Statements
--------------------------

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, contain forward-looking statements within the meaning of federal securities laws about the Company's financial condition and results of operations that are based on management's current expectations, beliefs, assumptions, estimates and projections about the markets in which the Company operates. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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

                                BURKE MILLS, INC.

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on 8-K

    (a)  Exhibits - Financial Data Schedule


    (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks April 3, 1999.

                                BURKE MILLS, INC.

                             Financial Data Schedule

                    Pursuant to Item 601(c) of Regulation S-K

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
         FROM THE FINANCIAL STATEMENTS INCLUDED IN THE QUARTERLY REPORT
          ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
             SUCH FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED
                                  April 3, 1999


ITEM NUMBER                ITEM DESCRIPTION                        AMOUNT
5-02(1)           Cash and cash items                           $2,349,233
5-02(2)           Marketable securities                                  0
5-02(3)(a)(1)     Notes and accounts receivable - trade          4,401,170
5-02(4)           Allowances for doubtful accounts                       0
5-02(6)           Inventory                                      3,958,637
5-02(9)           Total current assets                          11,402,795
5-02(13)          Property, plant and equipment                 28,869,443
5-02(14)          Accumulated depreciation                      16,246,847
5-02(18)          Total assets                                  24,522,981
5-02(21)          Total current liabilities                      3,595,562
5-02(22)          Bonds, mortgages and similar debt              4,375,000
5-02(28)          Preferred stock- mandatory redemption                  0
5-02(29)          Preferred stock-no mandatory redemption                0
5-02(30)          Common stock                                   1,809,171
5-02(31)          Other stockholders' equity                    12,525,412
5-02(32)          Total liabilities and stockholders'
                     equity                                     24,522,981
5-03(b)1(a)       Net sales of tangible products                 9,995,969
5-03(b)1          Total revenues                                 9,995,969
5-03(b)2(a)       Cost of tangible goods sold                    8,719,169
5-03(b)2          Total costs and expenses applicable
                     to sales and revenues                       8,719,169
5-03(b)3          Other costs and expenses                               0
5-03(b)5          Provision for doubtful accounts
                     and notes                                           0
5-03(b)(8)        Interest and amortization of debt
                     discount                                       107,108
5-03(b)(10)       Income before taxes and other items               206,761
5-03(b)(11)       Income tax expense                                101,000
5-03(b)(14)       Income/loss continuing operations                 105,761
5-03(b)(15)       Discontinued operations                                 0
5-03(b)(17)       Extraordinary items                                     0
5-03(b)(18)       Cumulative effect - changes in
                     accounting principles                                0
5-03(b)(19)       Net income or loss                                105,761
5-03(b)(20)       Earnings per share - primary                         $.04
5-03(b)(20)       Earnings per share - fully diluted                   $.04

BURKE MILLS, INC.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    BURKE MILLS, INC.
                                                    -----------------
                                                      (Registrant)





Date: May 14, 1999                               By: Charles P. McCamy    /s
     ------------------                          -----------------------------
                                                     Charles P. McCamy
                                                     (President)



Date: May 14, 1999                               By: Thomas I. Nail      /s
      ------------------                         ----------------------------
                                                     Thomas I. Nail
                                                  (Vice President Finance)
                                                  (Principal Accounting Officer)
                                                  (Principal Financial Officer)


                                    Page 20
End