Form 10-Q
period 1999-07-03
BURKE MILLS INC
filed 1999-08-17
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 6, 1999, there were outstanding 2,741,168 shares of the issuer's only class of common stock.


Page 1 of

                                BURKE MILLS, INC.

                                      INDEX




PART  1 - FINANCIAL INFORMATION                              Page Number

Item 1 - Financial Statements
-----------------------------

   Condensed Balance Sheets:
      July 3, 1999, and January 2, 1999                              3

   Condensed Statements of Operations and Retained Earnings:
      Thirteen Weeks Ended July 3, 1999 and July 4, 1998
      Twenty-six Weeks Ended July 3, 1999 and July 4, 1998           4

   Statements of Cash Flows:
      Twenty-six Weeks Ended July 3, 1999 and July 4, 1998          5

   Notes to Condensed Financial Statements                           6


Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations           12
---------------------------------------------------------


Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote by Security Holders        18
------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K                           18
         Item 6(a)- Exhibit 27 - Financial Data Schedule            19
         -----------------------------------------------


SIGNATURES                                                          20

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS


                                                  July 3,        January 2,
                                                    1999           1999
                                                 (Unaudited)      (Note A)
                                                 -----------      --------
        ASSETS
Current Assets
  Cash and cash equivalents                     $   757,704     $ 3,384,439
  Accounts receivable                             5,201,386       3,460,307
  Inventories                                     4,620,730       3,705,849
  Prepaid expenses, taxes and other
     current assets                                 682,173         313,872
  Deferred income taxes                             291,300         349,000
                                                  ---------      ----------
                  Total Current Assets          $11,553,293     $11,213,467
                                                -----------     -----------

Equity Investment in Affiliate                      505,523         405,623
                                                    -------         -------

Property, Plant and Equipment - at cost          30,378,583      28,478,700
  Less:  Accumulated depreciation                15,383,426      15,869,275
                                                -----------      ----------
Property, Plant and Equipment - Net              14,995,157      12,609,425
                                                -----------      ----------
Other Assets
  Deferred Charges & Other Non Current              348,352         167,077
                                                    -------         -------
                 Total Assets                   $27,402,325     $24,395,592
                                                ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt          $   750,000     $   750,000
  Accounts payable                                5,096,247       2,303,876
  Accrued salaries, wages and vacation pay          461,972         160,862
  Other liabilities and accrued expenses            362,787         137,096
  Income taxes payable                               43,761          31,600
                                                 ----------      ----------
                  Total Current Liabilities     $ 6,714,767     $ 3,383,434

Long-term Debt                                    4,187,500       4,562,500

Deferred Income Taxes                             2,105,600       2,220,836
                                                 ----------      ----------
                  Total Liabilities             $13,007,867     $10,166,770
                                                -----------     -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -2,741,168 shares      1,809,171       1,809,171
    Paid-in capital                               3,111,349       3,111,349
    Retained earnings                             9,473,938       9,308,302
                                                  ---------       ---------
Total Shareholders' Equity                       14,394,458      14,228,822
                                                 ----------      ----------
Total Liabilities & Shareholders' Equity        $27,402,325     $24,395,592
                                                ===========     ===========

Note A: The January 2, 1999, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)

                               Thirteen Weeks Ended      Twenty-six Weeks Ended
                                July 3,    July 4,        July 3,     July 4,
                                 1999       1998           1999        1998

Net Sales                   $10,795,724  $10,022,705   $20,791,693  $20,672,108
---------                   -----------  -----------   -----------  -----------

Cost and Expenses
  Cost of Sales               9,782,323    9,055,455    18,501,492   18,443,356
  Selling, General and
    Administrative Expenses   1,233,259      702,261     2,108,960    1,399,694
  Factor's Charges               35,125       44,200        72,702       91,571
                                 ------       ------        ------       ------
Total Costs and Expenses     11,050,707    9,801,916    20,683,154   19,934,621
                             ----------   ----------    ----------   ----------

Operating Earnings/(Loss)      (254,983)     220,789       108,539      737,487
                               --------      -------       -------      -------

Other Income
  Interest Income                19,346       47,554        48,988       95,016
  Gain on Disposal of Property  214,269          ---       224,740          ---
  Other, net                      1,919          ---         2,629          ---
                                -------      -------       -------      -------
    Total                       235,534       47,554       276,357       95,016

Other Expenses
  Interest Expense               98,560      118,738       205,668      238,377
  Other, net                     31,478       30,433        62,954       60,821
                                -------      -------       -------      -------
    Total                       130,038      149,171       268,622      299,198
                                -------      -------       -------      -------
Income/(Loss) before Provision
  for Income Taxes and Equity
  in Net Earnings of Affiliate (149,487)     119,172       116,274      533,305

Provision/(Credit) for
  Income Taxes                  (50,462)      57,289        50,538      218,789
                                -------      -------       -------      -------

Net Income/(Loss) before Equity
  in Net Earnings of Affiliate  (99,025)      61,883        65,736      314,516

Equity in Net Earnings of
  Affiliate                     158,900      146,400        99,900      200,600
                                -------      -------        ------      -------

Net Income                       59,875      208,283       165,636      515,116

Retained Earnings at Beginning
  of Period                  $9,414,063   $8,825,891    $9,308,302   $8,519,058
                             ----------   ----------    ----------   ----------

Retained Earnings at End
  of Period                  $9,473,938   $9,034,174    $9,473,938   $9,034,174
                             ==========   ==========    ==========   ==========

Earnings Per Share           $      .02   $      .08    $      .06   $      .19
                             ==========   ==========    ==========   ==========
Dividends Per Share of
  Common Stock                 None         None          None         None
                             ==========   ==========    ==========   ==========
Weighted Average Common
  Shares Outstanding          2,741,168    2,741,168     2,741,168    2,741,168
                             ==========   ==========    ==========   ==========


See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Twenty-six Weeks Ended
                                              ----------------------
                                              July 3,           July 4,
                                               1999              1998
                                               ----              ----
Cash flows from operating activities:
  Net income                                $  165,636         $ 515,116
                                             ---------         ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                               957,080           803,796
    Equity in earnings of affiliate            (99,900)         (200,600)
    Gain on disposal of property assets       (224,740)                0
    Provision for deferred income taxes        (57,536)          159,800
    Changes in assets and liabilities:
    Accounts receivable                     (1,741,079)         (452,928)
    Inventories                               (914,881)         (568,307)
    Prepaid expenses, taxes and other
          current assets                      (368,301)         (172,461)
    Other non-current assets                  (181,275)           15,645
    Accounts payable                         2,792,371           396,422
    Accrued salaries, wages and vacation pay   301,110            53,793
    Other liabilities and accrued expenses     237,851          (111,353)
                                               -------          --------
                           Total Adjustments   700,700           (76,193)
                                              --------          --------

Net cash provided by operating activities      866,336           438,923
                                              ---------         ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                             (3,642,764)         (556,733)
    Proceeds from sale of equipment            524,693                 0
                                              ---------         ---------
Net cash (used) by investing activities     (3,118,071)         (556,733)
                                              ---------         ---------

Cash flows from financing activities:
   Principal payments of long-term debt       (375,000)         (312,500)
                                              ---------         ---------

Net cash used by financing activities         (375,000)         (312,500)
                                              ---------         ---------

Net increase (decrease) in cash and
   cash equivalents                         (2,626,735)         (430,310)

Cash and cash equivalents at
   beginning of year                         3,384,439         4,306,540
                                             ---------         ---------
CASH AND EQUIVALENTS AT END OF
         SECOND QUARTER                     $  757,704        $3,876,230
                                             ==========       ==========

See notes to condensed financial statements

                               BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financia information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ended January 1, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------

For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the twenty-six weeks ended July 3, 1999 and July 4, 1998 was $212,000 and $240,000, respectively. Income taxes paid during the twenty-six weeks period ended July 3, 1999 and July 4, 1998 were $40,698 and $25,000 respectively.


NOTE 3 - OPERATIONS OF THE COMPANY
----------------------------------

The Company is engaged in twisting, texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns, and in the dyeing and processing of these yarns for others on a commission basis.

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. Its fiscal quarters also end on the Saturday nearest to the end of the calendar quarter.


NOTE 4 - USE OF ESTIMATES
-------------------------

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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 5 - ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following:

                                                July 3,          January 2,
                                                  1999              1999
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $3,574,000         $2,864,000
       Non-factored accounts
         receivable...............             1,627,000            596,000
                                               ---------         ----------
                                              $5,201,000         $3,460,000
                                              ==========         ==========
NOTE 6 - INVENTORIES

     Inventories are summarized as follows:

                                                 July 3,         January 2,
                                                  1999              1999
                                                  ----              ----
     Finished and in process....              $2,314,000         $2,409,000
     Raw materials..............               1,727,000            728,000
     Dyes and chemicals.........                 441,000            413,000
     Other......................                 139,000            156,000
                                               ---------          ---------
                                              $4,621,000         $3,706,000
                                              ==========         ==========


NOTE 7 - LINE OF CREDIT
-----------------------

Pursuant to a loan agreement dated March 29, 1996, and amended October 12, 1998, the Company secured an Equipment Loan facility of $2,000,000 and a $1,250,000 Letter of Credit facility. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. At July 3,1999, the Company had no borrowings under this line of credit.

The Company plans to draw the entire $2,000,000 between July and December 31, 1999 to finance equipment purchases.

Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of July 3, 1999, the Company had no borrowings from its factor.

NOTE 8 - LONG-TERM DEBT
-----------------------

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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 8 - LONG-TERM DEBT (cont.)
-------------------------------

Under the term loan agreement, interest only was payable monthly until February 1998. Thereafter, principal maturities are payable in the amount of $62,500 per month for ninety-six (96) consecutive months plus interest at the floating LIBOR rate plus 1.90%.

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

The annual principal maturities of long-term debt at July 3, 1999 are as follows:

                  Current portion                        $  750,000
                  2000/2001                  750,000
                  2001/2002                  750,000
                  2002/2003                  750,000
                  2003/2004                  750,000
                  Thereafter               1,187,500      4,187,500
                                           ---------      ---------
                                                         $4,937,500

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 9 - INCOME TAXES
---------------------

The  Company  uses the  liability  method  as  required  by FASB  statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reportin and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items which comprise deferred tax assets and liabilities are as follows:
                                          July 3,       January 2,
                                           1999            1999
                                           ----            ----
    Deferred Tax Assets:
    Alternative minimum taxes paid      $  291,300    $   349,000
                                        ==========    ===========


    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $2,087,900     $2,202,300
      Undistributed earnings of foreign
         affiliate, net of tax credit       17,700         12,700
      Other                                    ---          5,836
                                         ---------      ---------
                                        $2,105,600     $2,220,836
                                        ==========     ==========


                                           Twenty-Six Weeks Ended
                                            --------------------
                                           July 3,       July 4,
    Provision for income taxes              1999          1998
                                            ----          ----
        consists of:
        Deferred                        $  (57,536)    $  159,800
        Federal                             99,063         18,300
        State                                9,011         40,689
                                         ---------     ----------
                                        $   55,538     $  218,789
                                         =========     ==========


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------

The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the period ended July 3, 1999 and July 4, 1998.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 20th to the 30th of the following month. At July 3, 1999, the Company had $3,574,000 due from its factor of which $1,712,000 matured on July 20, 1999. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


NOTE 12 - COMMITMENTS
---------------------

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


c) The Company and Titan Textile Company, Inc., signed an agreement which became effective April 1, 1999, whereby the Company will sell its friction texturing equipment to Titan and in turn purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements exceeds 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when POY prices increase or decrease by 5% or more.

d) The Company was committed to a remaining balance on an outstanding irrevocable import Letter of Credit for machinery purchases on July 3, 1999 in the amount of $345,000. The Letter of Credit will be funded on January 3, 2000.

e) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No provision was made in 1998 or 1999. This situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------

The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. The company accounts for the ownership using the equity method. During the twenty-six weeks, the Company had purchases from Fytek of $832,000 compared to $831,000 in 1998. The Company has a receivable with Fytek of $123,000 for equipment sold and leased to Fytek of which $58,000 will be paid in July. The Company owes Fytek $77,000 for the purchase of twisted yarns.


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------

In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any material effect on the financial statements for 1998 or for the twenty-six weeks ended July 3, 1999.


NOTE 15 - EARNINGS PER SHARE
----------------------------

Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen and twenty-six week periods ended July 3, 1999, and July 4, 1998.

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

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks           Twenty-six Weeks
                                       Ended                     Ended
                                  --------------------      -------------------
                                   July 3,  July 4,       July 3,    July 3,
                                    1999     1998           1999       1998
                                    ----     ----           ----       ----
Net Sales                          100.0%   100.0%         100.0%     100.0%
  Cost of Sales                     90.6     90.4           89.0       89.2
                                    ----     ----           ----       ----
  Gross Profit                       9.4      9.6           11.0       10.8
  Selling, General, Administrative
         and Factoring Costs        11.7      7.4           10.5        7.2
                                    ----     ----           ----       ----
  Operating Earnings (Loss)         (2.3)     2.2             .5        3.6
  Interest Expense                    .9      1.2            1.0        1.2
  Other (Income) - net              (1.9)    (1.2)          (1.0)       (.2)
                                    ----     ----            ----      ----
  Income (Loss) before
         Income Taxes               (1.3)     2.2             .5        2.6
  Equity in Net Earnings
     of Affiliate                    1.4       .5             .5        1.0
  Income Taxes Provision (Credit)    (.5)      .6             .2        1.0
Net Income                            .6%     2.1%            .8%       2.5%
                                   ======   ======         ======     ======


                        THIRTEEN WEEKS ENDED JULY 3, 1999
                 COMPARED TO THIRTEEN WEEKS ENDED JULY 4, 1998

Net Sales
---------

Net sales for the thirteen weeks ended July 3, 1999, increased by 7.7% to $10,796,000 compared to $10,023,000 for the similar period of 1998. The increase in sales was primarily due to new products introduced in 1998 and one additional shipping week as compared to 1998.

Cost of Sales and Gross Margin
------------------------------

Cost of sales for the thirteen weeks of 1999 increased by 8.0% on a sales increase of 7.7%. The increase was primarily due to one additional production week in the second quarter of 1999 and an increase in overtime pay caused by the start of the company's new ERP system.

As a result of an increase in sales of 7.7% and an increase in cost of sales of 8.0%, gross margins decreased to 9.4% compared to 9.6% in 1998.

                               BURKE MILLS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  (continued)


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses for the second quarter of 1999 increased to $1,233,000 compared to $702,261 in 1998. The increase is primarily due to the cost of $362,000 related to training, data conversion and start up of the Company's new ERP software.

Factor's Charges
----------------

Factor's charges decreased to .3% as compared to .4% of sales in 1998. The percent of sales factored decreased during the quarter.

Interest Expense
----------------

Interest expense decreased by $20,000 as compared to 1998. The Company's average long-term debt was lower as a result of principal payments.

Interest Income
---------------

Interest income for the second quarter of 1999 decreased due to a decrease in average funds invested.

Gain on Disposal of Equipment
-----------------------------

During the second quarter the Company sold its friction texturing equipment, which had a gross value of $1,342,000 and a net book value of $230,000 for $446,000 (also see Note 12 Commitments), resulting in a gain on disposal of $216,000.

Also, the Company replaced dyeing equipment with a gross value of $86,000 and a net book value of $26,000, resulting in a loss on disposal of $26,000.

These were the major transactions which netted a gain on disposal of equipment.

Equity in Net Earnings of Affiliate
-----------------------------------

The Company recorded $159,000 as earnings from Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.

Income before Provision for Income Taxes
----------------------------------------

For the thirteen weeks ended July 3, 1999 income before provision for income taxes decreased primarily as a result of higher cost of sales and cost related to the Company's new software.

Provision for Income Taxes
--------------------------

The Company recorded credit for income taxes of $50,000 for the second quarter of 1999, compared to a provision of $57,000 in 1998.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)
                 TWENTY-SIX WEEKS ENDED JULY 3, 1999 COMPARED TO
                      TWENTY-SIX WEEKS ENDED JULY 4, 1998


1999 Compared to 1998

Net Sales
---------

Net sales for the twenty-six weeks ended July 3, 1999, increased by $120,000, or
 .6%. The Company's first quarter sales declined by 6.1% as a result of a weak market, but the second quarter sales increased by 7.7% as the result of increased sales of new products introduced in 1998 and an additional shipping week during the quarter.

Cost of Sales and Gross Margin
------------------------------

Cost of goods sold increased by .3% on a sales increase of .6%. The Company has been able to lower material cost, but labor cost increased in the second quarter as a result of installing a new ERP software. As a result of an increase in net sales of .6% and an increase in cost of sales of .3%, the Company's gross margin improved to 11.0%, compared to 10.8% in 1998.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased by $709,000 or 50.7% primarily as a result of $540,000 of cost related to the implementation of the Company's new ERP software.

Factor's Charges
----------------

Factor charges for the twenty-six week period decreased as a percentage of sales to .3%, compared to .4% in 1998. The percentage of factored sales decreased in 1999.

Interest Expense
----------------

Interest expense for the twenty-six week period decreased by $33,000 or 13.7%. The Company's average debt was lower during the period as a result of principal payments.

Interest Income
---------------

Interest income for the twenty-six week period decreased due to a decrease in average funds invested.

Gain on Disposal of Equipment
-----------------------------

During the twenty-six week period the Company sold its friction texturing equipment, which had a gross value of $1,342,000 and a net book value of $230,000 for $446,000 (also see Note 12 Commitments), resulting in a gain on disposal of $216,000.

Also, the Company replaced dyeing equipment with a gross value of $86,000 and a net book value of $26,000, resulting in a loss on disposal of $26,000.

These were the major transactions which netted a gain on disposal of equipment.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


Equity in Net Earnings of Affiliate
-----------------------------------

The Company recorded $99,900 as earnings from Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.

Income before Provision for Income Taxes
----------------------------------------

For the twenty-six weeks ended July 3, 1999, income before provision for income taxes decreased primarily as a result of cost associated with the implementation of the Company's new ERP software.

Provision for Income Taxes
--------------------------

The Company recorded a provision for taxes of $50,000 for the twenty-six weeks of 1999, compared to $219,000 for 1998.

Liquidity and Capital Resources
-------------------------------

The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of April 3, 1999, the Company had $3,574,000 due from its factor of which $1,712,000 matured on July 20, 1999. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank and under which the Company may borrow up to $2,000,000 for the acquisition of production machinery. The amounts borrowed under the credit line would be converted to a note payable in eighty-four (84) equal monthly installments plus accrued interest.

The  Company's   working  capital  at  July  3,  1999,   aggregated   $4,954,000
representing a working capital ratio of 1.7 to 1 compared with a working capital of $7,830,000 at January 2, 1999, and a working capital ratio of 3.3 to 1.

The Company's working capital ratio decreased as a result of an increase in accounts payable for equipment purchases. The Company has open Letters of Credit for $1,974,000 which are payable between October 8, 1999, and December 21, 1999. The Company will use its $2,000,000 equipment line of credit to fund the Letter of Credit requirement. There was no borrowing under the equipment line of credit at July 3, 1999, but the line will be fully utilized in the second half of 1999.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at April 3, 1999:

         Cash, cash equivalents and receivables...........     $5,959,000
         Current liabilities..............................      6,715,000
                                                                ---------

         Deficit of quick assets to current liabilities...     $ (756,000)

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

During the twenty-six weeks of 1999, the Company acquired and made deposits on new machinery and equipment of approximately $3,643,000 as set forth in the accompanying statement of cash flows. For the balance of 1999, the Company anticipates the acquisition of machinery and equipment of approximately $357,000 which, together with the acquisitions and deposits on acquisitions incurred to July 3, 1999, will aggregate an anticipated acquisition of new machinery of approximately $4,000,000 in 1999. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the twenty-six weeks ended July 3, 1999, to $758,000 from $3,384,000 at January 2, 1999, primarily from increases in accounts receivable and inventory aggregating $2,656,000, acquisitions of equipment and deposits of $3,643,000 and payments of long-term debt of $187,500, offset partially by increased accounts payable of $2,792,000.

Year 2000 Compliance
--------------------

On May 29, 1999, the Company began using a new fully integrated system that replaced its manufacturing and accounting software. The new software was installed to improve the Company information efficiencies and bring the Company into compliance for all critical applications affected by the year 2000.

The Company's critical applications including order entry, inventory, production tracking, production planning, shipping, invoicing, and all accounting functions are year 2000 compliant. The effect on earnings for the first two quarters of 1999 is $600,000 for training and data conversion. The Company estimates another $200,000 will be spent in the second half of 1999 for report modifications, additional training, and enhancements.

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

                                BURKE MILLS, INC.


                           PART II - OTHER INFORMATION




Item 4 - Submission of Matter to a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 19, 1999. At the meeting, all five director nominees were elected.

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

Item 6 - Exhibits and Reports on 8-K

               (a)  Exhibits - Financial Data Schedule


               (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks July 3, 1999.

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
                   FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 1998


ITEM NUMBER          ITEM DESCRIPTION                               AMOUNT
5-02(1)              Cash and cash items                          $   757,704
5-02(2)              Marketable securities                                  0
5-02(3)(a)(1)        Notes and accounts receivable - trade          5,201,386
5-02(4)              Allowances for doubtful accounts                       0
5-02(6)              Inventory                                      4,620,730
5-02(9)              Total current assets                          11,553,293
5-02(13)             Property, plant and equipment                 30,378,583
5-02(14)             Accumulated depreciation                      15,383,426
5-02(18)             Total assets                                  27,402,325
5-02(21)             Total current liabilities                      6,714,767
5-02(22)             Bonds, mortgages and similar debt              4,187,500
5-02(28)             Preferred stock- mandatory redemption                  0
5-02(29)             Preferred stock-no mandatory redemption                0
5-02(30)             Common stock                                   1,809,171
5-02(31)             Other stockholders' equity                    12,585,287
5-02(32)             Total liabilities and stockholders
                        equity                                     27,402,325
5-03(b)1(a)          Net sales of tangible products                20,791,693
5-03(b)1             Total revenues                                20,791,693
5-03(b)2(a)          Cost of tangible goods sold                   18,501,492
5-03(b)2             Total costs and expenses applicable
                        to sales and revenues                      18,501,492
5-03(b)3             Other costs and expenses                               0
5-03(b)5             Provision for doubtful accounts
                        and notes                                           0
5-03(b)(8)           Interest and amortization of debt
                        discount                                      205,668
5-03(b)(10)          Income before taxes and other items              216,174
5-03(b)(11)          Income tax expense                                50,538
5-03(b)(14)          Income/loss continuing operations                165,636
5-03(b)(15)          Discontinued operations                                0
5-03(b)(17)          Extraordinary items                                    0
5-03(b)(18)          Cumulative effect - changes in
                        accounting principles                               0
5-03(b)(19)          Net income or loss                               165,636
5-03(b)(20)          Earnings per share - primary                        $.06
5-03(b)(20)          Earnings per share - fully diluted                  $.06

                                BURKE MILLS, INC.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of

      1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                BURKE MILLS, INC.
                                  (Registrant)




       August 16, 1999                            By: Charles P. McCamy  /s
Date: ______________________                      ________________________
                                                  Charles P. McCamy
                                                  (President)



       August 16, 1999                            By:  Thomas I. Nail   /s
Date: ______________________                      _________________________
                                                  Thomas I. Nail
                                                  (Vice President Finance)
                                                  (Principal Accounting Officer)
                                                  (Principal Financial Officer)