Form 10-Q
period 1999-10-02
BURKE MILLS INC
filed 1999-11-16
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED October 2, 1999

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


          Indicate by check mark whether the registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the numberof shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 5, 1999, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                               BURKE MILLS, INC.
                                     INDEX

PART  1 - FINANCIAL INFORMATION                                Page Number

Item 1 - Financial Statements
-----------------------------

   Condensed Balance Sheets:
      October 2, 1999, and January 2, 1999                           3

   Condensed Statements of Operations and Retained Earnings:
      Thirteen Weeks Ended October 2, 1999 and October 3, 1998
      Thirty-nine Weeks Ended October 2, 1999 and October 3, 1998    4

   Statements of Cash Flows:
      Thirty-nine Weeks Ended October 2, 1999 and October 3, 1998    5

   Notes to Condensed Financial Statements                           6


Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations           12
---------------------------------------------------------


Part II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                           18
         Item 6(a)- Exhibit 27 - Financial Data Schedule            19
         -----------------------------------------------


SIGNATURES                                                          20

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                  October 2,      January 2,
                                                    1999            1999
                                                 (Unaudited)      (Note A)
                                                 -----------      --------
        ASSETS
Current Assets
  Cash and cash equivalents                     $ 1,949,048     $ 3,384,439
  Accounts receivable                             5,157,706       3,460,307
  Inventories                                     4,210,006       3,705,849
  Prepaid expenses, taxes and other
     current assets                                 513,411         313,872
  Deferred income taxes                             239,970         349,000
                                                  ---------      ----------
                  Total Current Assets          $12,070,141     $11,213,467
                                                -----------     -----------
Equity Investment in Affiliate                      423,523         405,623
                                                    -------         -------
Property, Plant and Equipment - at cost          31,095,081      28,478,700
  Less:  Accumulated depreciation                15,823,733      15,869,275
                                                -----------      ----------
Property, Plant and Equipment - Net              15,271,348      12,609,425
                                                -----------      ----------
Other Assets
  Deferred Charges & Other Non Current              118,748         167,077
                                                    -------         -------
                 Total Assets                   $27,883,760     $24,395,592
                                                ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt          $   849,714     $   750,000
  Accounts payable                                4,415,263       2,303,876
  Accrued salaries, wages and vacation pay          450,852         160,862
  Other liabilities and accrued expenses            268,959         137,096
  Income taxes payable                                  ---          31,600
                                                 ----------      ----------
                  Total Current Liabilities     $ 5,984,788     $ 3,383,434

Long-term Debt                                    5,296,286       4,562,500

Deferred Income Taxes                             2,179,836       2,220,836
                                                 ----------      ----------
                  Total Liabilities             $13,460,91o     $10,166,770
                                                -----------     -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -2,741,168 shares      1,809,171       1,809,171
    Paid-in capital                               3,111,349       3,111,349
    Retained earnings                             9,502,330       9,308,302
                                                  ---------       ---------
Total Shareholders' Equity                       14,422,850      14,228,822
                                                 ----------      ----------
Total Liabilities & Shareholders' Equity        $27,883,760     $24,395,592
                                                ===========     ===========

Note A: The January 2, 1999, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                               BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                               Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                               --------------------     -----------------------
                              October 2,  October 3,    October 2,  October 3,
                                1999        1998           1999        1998
                              --------     --------      --------    --------
Net Sales                   $11,625,189  $11,509,188   $32,416,882  $32,181,297
---------                   -----------  -----------   -----------  -----------
Cost and Expenses
  Cost of Sales              10,105,347    9,976,035    28,606,839   28,419,391
  Selling, General and
    Administrative Expenses   1,182,970      737,008     3,291,930    2,136,703
  Factor's Charges               47,375       46,447       120,077      138,017
                               --------     --------      --------     --------
Total Costs and Expenses     11,335,692   10,759,490    32,018,846   30,694,111
                             ----------   ----------    ----------   ----------

Operating Earnings              289,497      749,698       398,036    1,487,186
                               --------     --------      --------     --------
Other Income
  Interest Income                13,814       41,886        62,802      136,902
  Gain (Loss)on
      Disposal of Property          ---      (1,237)       224,740       (1,237)
  Other, net                      9,208         ---         11,837         ---
                                -------      -------       -------      -------
    Total                        23,022       40,649       299,379      135,665
                                 ------       ------       -------      -------
Other Expenses
  Interest Expense              109,991      114,445       315,659      352,822
  Other, net                     31,082       30,753        94,036       91,575
                                -------      -------       -------      -------
    Total                       141,073      145,198       409,695      444,397
                                -------      -------       -------      -------
Income before Provision for
  Income Taxes and Equity in Net
  Earnings (Loss) of Affiliate  171,446      645,149       287,720    1,178,454

Provision for Income Taxes       61,054      252,500       111,592      471,289
                                -------      -------       -------      -------
Income before Equity in Net
  Earnings (Loss) of Affiliate  110,392      392,649       176,128      707,165

Equity in Net Earnings (Losses)
   of Affiliate                 (82,000)       1,500        17,900      202,100
                                -------      -------        ------      -------
Net Income                       28,392      394,149       194,028      909,265

Retained Earnings at Beginning
   of Period                  $9,473,938   $9,034,174    $9,308,302  $8,519,058
                              ----------   ----------    ----------  ----------
Retained Earnings at End
  of Period                  $9,502,330   $9,428,323    $9,502,330   $9,428,323
                             ==========   ==========    ==========   ==========
Earnings Per Share           $      .01   $      .14    $      .07   $      .33
                             ==========   ==========    ==========   ==========
Dividends Per Share of
   Common Stock                 None         None          None         None
                             ==========   ==========    ==========   ==========
Weighted Average Common
  Shares Outstanding          2,741,168    2,741,168     2,741,168    2,741,168
                             ==========   ==========    ==========   ==========



See notes to condensed financial statements.

                               BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Thirty-Nine Weeks Ended
                                              ----------------------
                                             October 2,       October 3,
                                               1999              1998
                                               ----              ----
Cash flows from operating activities:
  Net income                                $  194,028        $  909,265
                                             ---------         ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                             1,397,387         1,220,817
    Equity in earnings of affiliate            (17,900)         (202,100)
    (Gain) Loss on disposal of
          property assets                     (224,740)            1,237
    Provision for deferred income taxes         68,030           412,300
    Changes in assets and liabilities:
    Accounts receivable                     (1,697,399)        (1,554,525)
    Inventories                               (504,157)        (1,579,948)
    Prepaid expenses, taxes and other
          current assets                      (199,539)         (164,735)
    Income taxes payable                       (31,600)              ---
    Other non-current assets                    48,329            31,754
    Accounts payable                         2,111,387         1,211,065
    Accrued salaries, wages and vacation pay   289,990           184,521
    Other liabilities and accrued expenses     131,863          (135,659)
                                               -------          --------
                         Total Adjustments   1,371,651          (575,273)
                                              --------          --------

Net cash provided by operating activities    1,565,679           333,992
                                              ---------         ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                             (4,359,263)       (1,050,280)
    Proceeds from sale of equipment            524,693                 0
                                              ---------         ---------
Net cash (used) by investing activities     (3,834,570)       (1,050,280)
                                              ---------         ---------

Cash flows from financing activities:
   Principal payments of long-term debt       (562,500)         (500,000)
   Proceeds from bank note                   1,396,000                 0
                                              ---------         ---------

Net cash provided (used)
   by financing activities                     833,500          (500,000)
                                              ---------         ---------
Net (decrease) in cash and cash
   equivalents                              (1,435,391)       (1,216,288)

Cash and cash equivalents at
   beginning of year                         3,384,439          4,306,540
                                             ---------          ---------
CASH AND EQUIVALENTS AT END OF
   THE THIRD QUARTER                        $1,949,048         $3,090,252
                                            ==========         ==========

See notes to condensed financial statements.

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ended January 1, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------

     For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

     FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended October 2, 1999 and October 3, 1998 was $322,000 and $358,000, respectively. Income taxes paid during the thirty-nine week period ended October 2, 1999 and October 3, 1998 were $40,698 and $25,000 respectively.

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

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 5 - ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following:

                                                October 2,        January 2,
                                                  1999              1999
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $3,670,000         $2,864,000
       Non-factored accounts
         receivable...............             1,488,000            596,000
                                               ---------         ----------
                                              $5,158,000         $3,460,000
                                              ==========         ==========
NOTE 6 - INVENTORIES

     Inventories are summarized as follows:

                                                 October 2,       January 2,
                                                  1999              1999
                                                  ----              ----
     Finished and in process....              $2,431,000         $2,409,000
     Raw materials..............               1,285,000            728,000
     Dyes and chemicals.........                 367,000            413,000
     Other......................                 127,000            156,000
                                               ---------          ---------
                                              $4,210,000         $3,706,000
                                              ==========         ==========

NOTE 7 - LINE OF CREDIT
-----------------------

     Pursuant to a loan agreement dated March 29, 1996, and amended October 12, 1998, the Company secured an Equipment Loan facility of $2,000,000 and a $1,250,000 Letter of Credit facility. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. At October 2, 1999, the Company had borrowed $1,396,000 under this line of credit.

     The Company plans to draw the remainder of the $2,000,000 between October and December 31, 1999 to finance equipment purchases.

     Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of October 2, 1999, the Company had no borrowings from its factor.

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

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             Unaudited)(Continued)


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

     The annual principal maturities of long-term debt at October 2, 1999 are as follows:


                  Current portion                        $  750,000
                  2000/2001                  750,000
                  2001/2002                  750,000
                  2002/2003                  750,000
                  2003/2004                  750,000
                  Thereafter               1,000,000      4,000,000
                                           ---------      ---------
                                                         $4,750,000

     Under the loan agreement, the Equipment Line of Credit will be converted to a long-term note payable in 84 installments. The Company plans to convert the Line of Credit and begin installments in April 2000.

     The annual principal maturities of this long-term debt at October 2, 1999, based on the current amount owned are as follows:

                         Current Portion                    $   99,714
                         2000/2001            $  199,429
                         2001/2002               199,429
                         2002/2003               199,429
                         2003/2004               199,429
                         Thereafter              498,570     1,296,286
                                                 -------     ---------
                                                            $1,396,000

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

The items which comprise deferred tax assets and liabilities are as follows:
                                         October 2,     January 2,
                                           1999            1999
                                           ----            ----
    Deferred Tax Assets:
    Alternative minimum taxes paid      $  239,970    $   349,000
                                        ==========    ===========


    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $2,160,400     $2,202,300
      Undistributed earnings of foreign
         affiliate, net of tax credit       13,600         12,700
      Other                                  5,836          5,836
                                         ---------      ---------
                                        $2,179,836     $2,220,836
                                        ==========     ==========


                                           Thirty-Nine Weeks Ended
                                            --------------------
                                          October 2,    October 3,
    Provision for income taxes              1999          1998
                                            ----          ----
        consists of:
        Deferred                        $   68,030     $  412,300
        Federal                             22,702         18,300
        State                               20,860         40,689
                                         ---------     ----------
                                        $  111,592     $  471,289
                                         =========     ==========


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------

     The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended October 2, 1999 and October 3, 1998.

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 20th to the 30th of the following month. At October 2, 1999, the Company had $3,670,000 due from its factor of which $3,098,000 matured on October 29, 1999. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.

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


     c) The Company and Titan Textile Company, Inc., signed an agreement which became effective April 1, 1999, whereby the Company sold its friction texturing equipment to Titan and in turn will purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements exceeds 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when POY prices increase or decrease by 5% or more.

     d) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No provision was made in 1998 or 1999. This situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

                              BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)(Continued)


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY
TRANSACTIONS
----------------------------------------------------------------

     The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. The company accounts for the ownership using the equity method. During the thirty-nine weeks, the Company had purchases from Fytek of $1,153,000 compared to $1,235,000 in 1998. The Company has a receivable with Fytek of $48,000 for equipment sold and leased to Fytek which will be paid in the first quarter of 2000. The Company owes Fytek $112,000 for the purchase of twisted yarns.


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------

     In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any material effect on the financial statements for 1998 or for the thirty-nine weeks ended October 2, 1999.


NOTE 15 - EARNINGS PER SHARE
----------------------------

     Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen and thirty-nine week periods ended October 2, 1999, and October 3, 1998.

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

                              RESULTS OF OPERATIONS

     The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks          Thirty-Nine Weeks
                                       Ended                     Ended
                                  --------------------      -------------------
                                   Oct. 2,  Oct. 3,       Oct. 2,     Oct. 3,
                                    1999     1998           1999       1998
                                    ----     ----           ----       ----
Net Sales                          100.0%   100.0%         100.0%     100.0%
  Cost of Sales                     86.9     86.6           88.2       88.3
                                    ----     ----           ----       ----
  Gross Profit                      13.1     13.4           11.8       11.7
  Selling, General, Administrative
         and Factoring Costs        10.6      6.8           10.5        7.1
                                    ----     ----           ----       ----
  Operating Earnings                 2.5      6.6            1.3        4.6
  Interest (Expense)                (0.9)    (1.0)          (1.0)      (1.1)
  Other Income - net                (0.1)     0.0            0.6        0.2
                                    ----     ----            ----      ----
  Income before Income Taxes         1.5      5.6            0.9        3.7
  Equity in Net Earnings
     of Affiliate                   (0.7)      0.0           0.0        0.6
  Income Taxes Provision (Credit)    0.5       2.2           0.3        1.5
                                     ---       ---           ---        ---
Net Income                           0.3%     3.4%           0.6%       2.8%
                                   ======   ======         ======     ======


                        THIRTEEN WEEKS ENDED October 2, 1999
                 COMPARED TO THIRTEEN WEEKS ENDED October 3, 1998

Net Sales
---------

     Net sales for the thirteen weeks ended October 2, 1999, increased by 1.0% to $11,625,000 compared to $11,509,000 for the similar period of 1998. The increase in sales was primarily due to new products introduced in 1998. The
Company had one less shipping week in 1999 as its fourth of July vacation shutdown occurred in the third quarter in 1999 and in the second quarter in 1998.

Cost of Sales and Gross Margin
------------------------------

     Cost of sales for the thirteen weeks of 1999 increased by 1.3% on a sales increase of 1.0%.

     Material cost decreased by 8.6%, but was more than offset by an increase in labor, overhead and freight cost of 22.1%. The increase in the labor, overhead

                               BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


Cost of Sales and Gross Margin (continued)
------------------------------

and freight cost was primarily a result of the start up of the new ERP software, and the installation and start up of new dyehouse equipment which replaced a portion of older equipment.

     As a result of an increase in sales of 1.0% and an increase in cost of sales of 1.3%, gross margins decreased to 13.1% compared to 13.4% in 1998.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general, and administrative expenses for the third quarter of 1999 increased to $1,183,000 compared to $737,008 in 1998. The increase is primarily due to the cost of $481,000 related to training, data conversion and start up of the Company's new ERP software.

Factor's Charges
----------------

     Factor's charges as a percentage of sales were .4% in 1999 and 1998. The percentages of sales factored for the two periods were approximately the same. Interest Expense
----------------

     Interest expense decreased by $4,000 as compared to 1998 as a result of a lower average long-term debt.

Interest Income
---------------

     Interest income for the third quarter of 1999 decreased due to a decrease in average funds invested.

Equity in Net Earnings (Loss) of Affiliate
-------------------------------------------

     The Company recorded a $82,000 loss from Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.

Income before Provision for Income Taxes
----------------------------------------

     For the thirteen weeks ended October 2, 1999 income before provision for income taxes decreased primarily as a result of higher cost of sales and cost related to the Company's new software.

Provision for Income Taxes
--------------------------

     The Company recorded a provision for income taxes of $61,000 for the third quarter of 1999, compared to a provision of $253,000 in 1998.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)
                 THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 COMPARED TO
                      THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998


1999 Compared to 1998

Net Sales
---------

     Net sales for the thirty-nine weeks ended October 2, 1999, increased by $236,000, or .7%. The increase in sales is primarily due to the new products introduced in 1998.

Cost of Sales and Gross Margin
------------------------------

     Cost of goods sold increased by .7% on a sales increase of .7%. Material cost declined by 7.5%, but was offset by an 11.8% increase in labor, overhead and freight costs. The increase in labor, overhead and freight costs was primarily the result of the installation and start-up of the new ERP software, and the installation and start-up of new dyehouse equipment which replaced a portion of older equipment.

     As a result of a net sales increase of .7% and an increase in cost of sales of .7%, the gross margin was 11.75% in 1999 and 11.69% in 1998.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses increased by $1,155,000 as compared to 1998. The primary reason for the increase was $1,121,000 of cost related to the implementation of the Company's new ERP software.

Factor's Charges
----------------

     Factor charges for both thirty-nine week periods in 1999 and 1998 as a percentage of sales was .4%.

Interest Expense
----------------

     Interest expense for the thirty-nine weeks of 1999 decreased by $37,000 as a result of a lower average long-term debt.

Interest Income
---------------

     Interest income decreased by $74,000 for the three quarters of 1999, as a result of a decrease in average funds invested.

Gain on Disposal of Equipment
-----------------------------

     During the thirty-nine week period the Company sold its friction texturing equipment, which had a gross value of $1,342,000 and a net book value of $230,000 for $446,000 (also see Note 12 Commitments), resulting in a gain on disposal of $216,000.

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

                               BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Equity in Net Earnings of Affiliate
-----------------------------------

     The Company recorded $18,000 as earnings from Fytek, S.A. De C.V., its joint venture in Mexico, after recording an $82,000 loss for the third quarter of 1999. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.

Income before Provision for Income Taxes
----------------------------------------

     For the thirty-nine weeks ended October 2, 1999, income before provision for income taxes decreased primarily as a result of costs associated with the implementation of the Company's new ERP software and the installation and start-up of new dyeing equipment as described above.

Provision for Income Taxes
--------------------------

     The Company recorded a provision for taxes of $112,000 for the thirty-nine weeks of 1999, compared to $471,000 for 1998.

Liquidity and Capital Resources
-------------------------------

     The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of October 2, 1999, the Company had $3,670,000 due from its factor of which $3,098,000 matured on October 29, 1999. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

     The Company has an equipment line of credit from its bank and under which the Company may borrow up to $2,000,000 for the acquisition of production machinery. The amounts borrowed under the credit line is to be converted to a note payable in eighty-four (84) equal monthly installments plus accrued interest. The Company has borrowed $1,396,000 under this line of credit as of October 2, 1999.

     The Company's working capital at October 2, 1999, aggregated $6,085,000 representing a working capital ratio of 2.0 to 1 compared with a working capital of $7,830,000 at January 2, 1999, and a working capital ratio of 3.3 to 1.

     The Company's working capital ratio decreased as a result of an increase in accounts payable for equipment purchases. The Company has open Letters of Credit for $2,311,000 which are payable between October 8, 1999, and January 3, 2000. The Company will use its $2,000,000 equipment line of credit to fund the Letter of Credit requirement. The Company has borrowed $1,396,000 on the Line of Credit and will utilize the remainder by year-end.

     As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at October 2, 1999:

         Cash, cash equivalents and receivables...........     $7,107,000
         Current liabilities..............................      5,985,000
                                                                ---------

         Excess of quick assets to current liabilities...      $1,122,000

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

     During the thirty-nine weeks of 1999, the Company acquired and made deposits on new machinery and equipment of approximately $4,359,000 as set forth in the accompanying statement of cash flows. For the balance of 1999, the Company anticipates the acquisition of machinery and equipment of approximately $700,000 which, together with the acquisitions and deposits on acquisitions incurred to October 2, 1999, will aggregate an anticipated acquisition of new machinery of approximately $5,0059,000 in 1999. The Company plans to finance its capital from cash provided from operations and bank financing.

     The Company's cash and equivalents decreased for the thirty-nine weeks ended October 2, 1999, to $1,949,000 from $3,384,000 at January 2, 1999. This resulted primarily from increases in accounts receivable and inventory aggregating $2,202,000, acquisitions of equipment and deposits of $4,359,000, and payments of long-term debt of $563,000, offset partially by increased accounts payable of $2,111,000, and proceeds from a bank note of $1,396,000 and proceeds of $525,000 from sale of equipment.

Year 2000 Compliance
--------------------

     On May 29, 1999, the Company began using a new fully integrated system that replaced its manufacturing and accounting software. The new software was installed to improve the Company information efficiencies and bring the Company into compliance for all critical applications affected by the year 2000.

     The Company's critical applications including order entry, inventory, production tracking, production planning, shipping, invoicing, and all accounting functions are year 2000 compliant. The effect on earnings for the first three quarters of 1999 is $1,121,000 for training and data conversion. The Company estimates another $300,000 will be spent in 1999 for report modifications, additional training, and enhancements.

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

BURKE MILLS, INC.PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on 8-K

               (a)  Exhibits - Financial Data Schedule


               (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended October 2, 1999.

                               BURKE MILLS, INC.
                             Financial Data Schedule

                    Pursuant to Item 601(c) of Regulation S-K

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
         FROM THE FINANCIAL STATEMENTS INCLUDED IN THE QUARTERLY REPORT
          ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
                            SUCH FINANCIAL STATEMENTS
                   FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1998


ITEM NUMBER          ITEM DESCRIPTION                               AMOUNT
5-02(1)              Cash and cash items                          $ 1,949,048
5-02(2)              Marketable securities                                  0
5-02(3)(a)(1)        Notes and accounts receivable - trade          5,157,706
5-02(4)              Allowances for doubtful accounts                       0
5-02(6)              Inventory                                      4,210,006
5-02(9)              Total current assets                          12,070,141
5-02(13)             Property, plant and equipment                 31,095,081
5-02(14)             Accumulated depreciation                      15,823,733
5-02(18)             Total assets                                  27,883,760
5-02(21)             Total current liabilities                      5,984,788
5-02(22)             Bonds, mortgages and similar debt              5,296,286
5-02(28)             Preferred stock- mandatory redemption                  0
5-02(29)             Preferred stock-no mandatory redemption                0
5-02(30)             Common stock                                   1,809,171
5-02(31)             Other stockholders' equity                    12,613,679
5-02(32)             Total liabilities and stockholders
                        equity                                     27,883,760
5-03(b)1(a)          Net sales of tangible products                32,416,882
5-03(b)1             Total revenues                                32,416,882
5-03(b)2(a)          Cost of tangible goods sold                   28,606,839
5-03(b)2             Total costs and expenses applicable
                        to sales and revenues                      28,606,839
5-03(b)3             Other costs and expenses                               0
5-03(b)5             Provision for doubtful accounts
                        and notes                                           0
5-03(b)(8)           Interest and amortization of debt
                        discount                                      315,659
5-03(b)(10)          Income before taxes and other items              305,620
5-03(b)(11)          Income tax expense                               111,592
5-03(b)(14)          Income/loss continuing operations                194,028
5-03(b)(15)          Discontinued operations                                0
5-03(b)(17)          Extraordinary items                                    0
5-03(b)(18)          Cumulative effect - changes in
                        accounting principles                               0
5-03(b)(19)          Net income or loss                               194,028
5-03(b)(20)          Earnings per share - primary                        $.07
5-03(b)(20)          Earnings per share - fully diluted                  $.07

                               BURKE MILLS, INC.
                                   SIGNATURES
           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  BURKE MILLS, INC.
                                                    (Registrant)




       November 15, 1999                            By: Charles P. McCamy  /s
Date: ______________________                      ________________________
                                                  Charles P. McCamy
                                                  (President)



       November 15, 1999                            By:  Thomas I. Nail   /s
Date: ______________________                      _________________________
                                                  Thomas I. Nail
                                                  (Vice President Finance)
                                                  (Principal Accounting Officer)
                                                  (Principal Financial Officer)
























Page 20
End