Form 10-K/A
period 1999-01-02
BURKE MILLS INC
filed 1999-12-23
CIK 15486

Burke Mills, Inc.
191 Sterling Street, N.W.
Valdese, North Carolina 28690

Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the SEC letter dated November 30, 1999, RE: Burke Mills, Inc., Form 10-K for the period ended January 2, 1999, File No. 0-5680, and further to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith an amendment to Form 10-K for period ending 1/2/99 and responses to questions contained therein.

Sincerely,

Burke Mills, Inc.
/s Thomas I. Nail
Thomas I. Nail, Vice President, Finance
---------------------------------------

Independent Auditor's Report, page 1
------------------------------------

Response to Question 1:
-----------------------

The Company filed for protection under Chapter 11 in 1979 and sought an accounting firm experienced with companies operating under Chapter 11. At the recommendation of one of the largest creditors, the Company's current firm was engaged. The Company emerged from Chapter 11 in 1984, and because of its fine work, the accounting firm has retained the engagement. The firm has offices in New York, NY, and Lodi, NJ, and is licensed in both states.

The firm is not currently licensed to operate in the State of North Carolina but has applied for a license.

Notes to Financial Statements
-----------------------------

Note 3 Accounts Receivable, page 2
Response to Question 4:
-----------------------

The Company has an agreement with the factor that the sale of receivables to the factor is without recourse. The factor has filed a UCC-1 to evidence ownership of the receivables and separate the asset from the Company's creditors. After the sale of the receivables to the factor, the Company does not maintain any detailed accounts receivable information for customer activities, but maintains an accounts receivable from the factor.
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                (I.R.S. Employer Identification No.) 56-0506342

         State or other jurisdiction of incorporation or organization:
                                 North Carolina

                           191 Sterling Street, N.W.
                         Valdese, North Carolina 28690
              (Address of principal executive offices) (Zip Code)

              Registrant's telephone number, including area code:
                                  828 874-6341

The undersigned registrant hereby amends PART II - NOTES TO FINANCIAL STATEMENTS, [NOTE 1 AND 10], and further by addition of Exhibits 23 and 99 to its Annual Report on Form 10-K for the period ending 1/2/99, as set forth below.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 23, 1999                    BURKE MILLS, INC.

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

Date: December 23, 1999                    By: Humayun N. Shaikh      /s
                                            ---------------------------
                                            Humayun N. Shaikh, Director


Date: December 23, 1999                    By: Aehsun Shaikh           /s
                                            ---------------------------
                                            Aehsun Shaikh, Director


Date: December 23, 1999                    By: Charles P. McCamy       /s
                                            ---------------------------
                                            Charles P. McCamy, Director


Date: December 23, 1999                    By: Robert P. Huntley       /s
                                            ---------------------------
                                            Robert P. Huntley, Director


Date: December 23, 1999                    By: William T. Dunn         /s
                                            ---------------------------
                                            William T. Dunn, Director

NOTE 1 -  SIGNIFICANT  ACCOUNTING  POLICIES
---------------------------------------------

Accounting period - The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 1998, 1997 and 1996 ended on January 2, 1999, January 3, 1998 and December 28, 1996, respectively. The fiscal years ended January 2, 1999 and December 28, 1996 consisted of 52 weeks. The fiscal year ended January 3, 1998 consisted of 53 weeks.

Revenue recognition - Revenues from sales are recognized at the time shipments are made to customers.

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

NOTE 10 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------

The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. During 1998, the Company had sales of $165,000 to Fytek compared to no sales in 1997. Purchases from Fytek were $1,337,000 compared to $156,000 in 1997. At January 3, 1999, Fytek owed the Company $130,000 for leased equipment which will be paid in March 1999.

Fytek's financial information is as follows:

                              Statement of Income
                         (In thousands of U.S. Dollars)

                                                        1998        1997
                                                        ----        ----

Net Sales                                              $7,767      $1,239
Gross Profit                                            1,177         155
Net income from continuing operations                     994          91
Income before income taxes                                994          91
Income taxes                                              470          32
                                                         ----        ----
Net income                                             $  523      $   59
                                                       ======      ======


                                 Balance Sheet
                         (In thousands of U.S. Dollars)

                                                       1998         1997
                                                       ----         ----

Current assets                                        $3,217       $2,182
Non-current                                               55         -0-
                                                        ----        ----
Total assets                                          $3,272       $2,182
                                                      ======       ======


Current liabilities                                   $2,461       $1,729
Non-current liabilities                                  -0-          -0-
                                                        ----         ----
Total liabilities                                     $2,461       $1,729

Stockholder's equity                                     811          453
                                                        ----         ----
Total liabilities and stockholder's equity            $3,272       $2,182
                                                      ======       ======

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