Form 10-Q/A
period 1999-04-03
BURKE MILLS INC
filed 1999-12-23
CIK 15486

Burke Mills, Inc.
191 Sterling Street, N.W.
Valdese, North Carolina 28690

Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the SEC letter dated November 30, 1999, RE: Burke Mills, Inc., File No. 0-5680, and further to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith an amendment to Form 10-Q for period ending 4/3/99.

Sincerely,

Burke Mills, Inc.
/s Thomas I. Nail
Thomas I. Nail, Vice President, Finance




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

The undersigned registrant hereby amends Part I, Item 1 - Financial Statements, of its Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 as set forth below, amending Note 13 of Notes to Condensed Financial Statements.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               BURKE MILLS, INC.
                                  (Registrant)


       December 23, 1999                          By: Charles P. McCamy  /s
Date: ______________________                      ________________________
                                                  Charles P. McCamy
                                                  (President)



       December 23, 1999                          By:  Thomas I. Nail   /s
Date: ______________________                      _________________________
                                                  Thomas I. Nail
                                                  (Vice President Finance)
                                                  (Principal Accounting Officer)
                                                  (Principal Financial Officer)

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

Financial information for Fytek is as follows:

                              STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                  (Unaudited)

                                                 1st Quarter
                                                 -----------
                                               1999       1998
                                               ----       ----

Net Sales                                     $1,496     $2,068

Gross Profit                                     130        231

Income from continuing
   operations                                     86        233

Income before taxes                               86        233

Provision for income tax                         109        124
                                             -------     -------
 Net Income  (Loss)                          $  (23)      $ 108
                                             =======     =======

                                 BALANCE SHEETS
                         (In thousands of U.S. dollars)


                                                March 31,
                                                 1999        December 31,
                                              (Unaudited)       1998
                                              -----------    -----------

     ASSETS
Current assets                                  $3,561         $3,217
Non-current assets                                  71             55
                                               ---------      ----------
  Total Assets                                  $3,632         $3,272
                                               ==========     ==========


    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $2,939         $2,461
Non-current liabilities                              0              0
                                               ----------      ----------
  Total Liabilities                             $2,939         $2,461

Shareholders equity                             $  693         $  811
                                               ---------       ---------

Total Liabilities & Shareholders' Equity        $3,632         $3,272
                                                ========        ========