Form 10-Q/A
period 1999-07-03
BURKE MILLS INC
filed 1999-12-23
CIK 15486

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

The undersigned registrant hereby amends Part I, Item 1 - Financial Statements, of its Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 as set forth below, amending Note 13 of Notes to Condensed Financial Statements.


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

Financial information for Fytek is as follows:

                              STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                  (Unaudited)

                                    2nd Quarter              Six Months
                                    -----------              ----------
                                  1999        1998          1999     1998
                                  ----        ----          ----     ----

Net Sales                        $2,076      $1,739        $3,572   $3,807

Gross Profit                        286         234           416      465

Income from continuing
   operations                       253         223           339      456

Income before taxes                 253         223           339      456

Provision for income tax             58          16           167      140
                                  -------      ------      -------   -------
 Net Income                      $  195      $  208        $  172    $  316
                                  =======     =======      =======    =======

                                 BALANCE SHEETS
                         (In thousands of U.S. dollars)


                                                June 30,
                                                 1999        December 31,
                                              (Unaudited)       1998
                                              -----------    -----------

     ASSETS
Current assets                                  $3,791         $3,217
Non-current assets                                  78             55
                                               ---------      ----------
  Total Assets                                  $3,869          $3,272
                                               ==========     ==========


    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $2,858          $2,461
Non-current liabilities                              0               0
                                               ----------      ----------
  Total Liabilities                             $2,858          $2,461

Shareholders equity                             $1,011          $  811
                                               ---------       ---------

Total Liabilities & Shareholders' Equity        $3,869          $3,272
                                                ========        ========