Form 10-Q/A
period 1999-10-02
BURKE MILLS INC
filed 1999-12-23
CIK 15486

Burke Mills, Inc.
191 Sterling Street, N.W.
Valdese, North Carolina 28690

Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the SEC letter dated November 30, 1999, RE: Burke Mills, Inc., File No. 0-5680, and further to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith an amendment to Form 10-Q for period ending 10/2/99.

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

The undersigned registrant hereby amends Part I, Item 1 - Financial Statements, of its Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 as set forth below, amending Note 13 of Notes to Condensed Financial Statements.

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

Financial information for Fytek is as follows:

                              STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                  (Unaudited)


                                    3rd Quarter               Nine Months
                                    -----------               -----------
                                  1999       1998           1999     1998
                                  ----       ----           ----     ----

Net Sales                        $1,839     $1,673        $5,411     $5,480

Gross Profit                        218        211           634        676

Income from continuing
   operations                       124        267           463        723

Income before taxes                 124        267           463         723

Provision for income tax            295        263           462         403
                                  -------    ------        -------    -------
 Net Income  (Loss)              $ (171)     $   4        $    1     $  320
                                  =======    =======       =======    =======

                                 BALANCE SHEETS
                         (In thousands of U.S. dollars)

                                         September 30,
                                            1999          December 31,
                                         (Unaudited)         1998
                                         -----------      -----------
     ASSETS
Current assets                             $3,377           $3,217
Non-current assets                            130               55
                                           ---------      ----------
  Total Assets                             $3,507           $3,272
                                           ==========     ==========


    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                         $2,660          $2,461
Non-current liabilities                          0               0
                                          ----------      ----------
  Total Liabilities                         $2,660          $2,461

Shareholders equity                            847             811
                                           ---------       ---------

Total Liabilities & Shareholders' Equity     $3,507         $3,272
                                          ===========      ===========