Form 10-K
period 2000-01-01
BURKE MILLS INC
filed 2000-03-31
CIK 15486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF THE
                SECURITIES  EXCHANGE ACT OF 1934 For the Fiscal Year ended
                                   January 1, 2000

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

                             191 Sterling Street, NW
                          Valdese, North Carolina 28690
                  (Address of principal executive offices) (Zip Code)

              Registrant's telephone number, including area code:
                                  828 874-6341

          Securities registered pursuant to Section 12(g) of the Act:

          Common Stock No Par Value (Stated Value of $0.66 Per Share)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price on February 24, 2000) was $1,973,135.

The number of shares outstanding of the registrant's only class of common stock as of March 1, 2000 is 2,741,168 shares.


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement related to the annual meeting of shareholders of the Company scheduled for May 16, 2000, which is to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report.

                     BURKE MILLS, INC.PART I
ITEM 1 - BUSINESS
------------------
     (a) General Development of Business - General business development during fiscal year ended January 1, 2000, consisted of installing new software to replace the Company's manufacturing and accounting software, installing machinery in the dyeing and dry processing areas, and reacting to competitive pricing pressures in the market.

        On May 29, 1999, the Company went live with a new fully integrated system that replaced its manufacturing and accounting software. The new software was installed to improve the Company's information efficiencies and bring the Company into compliance for all critical applications affected by the year 2000.

       During the year the Company installed new machinery in the dyeing process which consisted of new dyeing, drying and automated load and unload machinery. The dyeing machinery was installed to replace some older equipment and to increase capacities. The automated load and unload machinery was purchased to lower labor cost. Although the machinery was received in 1999, it will be approximately the second quarter of 2000 before this machinery is fully operational.

       In its dry process area, the Company installed machinery that increased its intermingling capacity by approximately 67% and installed machinery for a new product.

        During the year the Company experienced volatility in the cost of raw yarns. In the first half of the year raw yarn prices declined, while in the second half of the year they increased. This resulted in the Company reducing and then raising prices to its customers.

        (b) Financial Information about Industry Segments The Company had only one industry segment during the fiscal year ended January 1, 2000.

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

        The methods of distribution of the Company's products consist of the efforts of the Company's sales force which makes contact with existing and prospective customers. The Company markets its products throughout the United States and Canada, with the bulk of business being primarily in the eastern

                     BURKE MILLS, INC.PART I

------------------------------

United States, through three salesmen employed directly by the Company on salary and a number of commissioned sales agents working on various accounts. The Company also has begun to market its products in Mexico, Central America and South America through its fifty-percent (50%) owned affiliate, Fytek, S.A. de C.V.

        The dollar amount of backlog of unshipped orders as of January 1, 2000 was $3,184,000 and as of January 2, 1999 was $3,832,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or canceled in the future.

        The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

        With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 64 days. On average, the Company turns its inventory approximately 5 to 7 times each year. The Company has been able to meet its delivery schedules and has been able to enjoy a ready supply of raw materials from suppliers. For the fiscal year ended January 1, 2000, approximately 5.0% of the Company's sales were from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers the right to return merchandise except where the merchandise is defective. The Company rarely allows payment terms to its customers beyond sixty (60) days, and the Company has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

         Substantially all of the Company's manufacturing operations run by electrical energy purchased from local utility companies and its premises are heated with oil and gas. The Company has not experienced any shortages in electricity, oil or gas during the fiscal year. The Company has made no arrangements for alternate sources of energy. While energy related difficulties are not expected to prevent the Company from achieving desired production levels, energy shortages of extended duration could have an adverse impact on the Company's operations.

        The Company has established a recycling program for its major waste items: yarn, cardboard, plastic tubes and cleaning fluid.

     The Company has made various changes in its plant that regulates discharge of materials into the environment. The Company believes its manufacturing operations are in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such

                     BURKE MILLS, INC.PART I

------------------------------

changes. Compliance by the Company during the fiscal year ended January 1, 2000 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or the competitive position of the Company.

        During 1996 in connection with a bank loan to the Company secured by real estate the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it made an adequate provision to earnings in 1997 to cover any future cost. No additional provision was made in 1998 or 1999. This situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

       On, February 28, 2000, the Company had 281 employees. The Company's yarn division is its only division. During the fiscal year ended January 1, 2000, sales to Milliken Company and CMI Industries, Inc., each exceeded ten percent of the Company's revenue for that year. The loss of these customers would have a material adverse effect on the Company in the short run, but the Company believes that it would be able to replace the business within a reasonable time.

        The Company owns 49.8% of the stock and 50% of the voting control of Fytek, S.A. de C.V. (Fytek), a Mexican corporation with its principal place of business in Monterrey, Mexico. The other shareholder in Fytek is Fibras Quimicas, S.A., a Mexican Corporation. The purpose of Fytek is the manufacture and marketing of yarns. The Company acquires yarn from Fytek and uses Fytek to market and distribute its dyed yarn in Mexico, Central America and South America. Fytek began production in the fourth quarter of 1997.

        (d) Financial Information about Foreign and Domestic Operations and Export Sales -- Company sales to Brazil, Canada and Mexico during 1999 accounted for approximately 4% of total net sales. During 1998 sales to these countries were less than 8%, and such sales aggregated less than 6% in 1997.


ITEM 2. PROPERTIES
-------------------

        The executive offices and manufacturing plant of the Company are located at Valdese, North Carolina, which is 75 miles northwest of Charlotte, North Carolina, and 60 miles east of Asheville, North Carolina. The main plant and executive offices are located on an approximate nineteen-acre tract of land owned by the Company. Seventeen acres of this tract are encumbered by a first priority lien deed of trust held by First Union National Bank of North Carolina. The main plant building used by the

                     BURKE MILLS, INC.PART I

------------------------------

Company contains approximately 309,000 square feet. The Company also owns an auxiliary building containing 36,600 square feet located adjacent to its main plant. This latter building is currently used for warehousing yarn and as a distribution center.

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

        The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven
(7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended January 1, 2000 are as follows:

                                Pounds/Year 1999
     Department                  Capacity         Utilization
     ----------                  --------         -----------
     Winding Machines           21,218,000           52%
     Texturing Machines          2,767,500           37.5
     Dyeing Equipment           20,000,000           76%

        During the year the Company phased out the remainder of its twisting machinery. Texturing capacity is the average capacity available during 1999. Capacity for 2000 will be 700,000 pounds.


ITEM 3. LEGAL PROCEEDINGS
--------------------------

        The Company is not a party and its property is not subject to any material pending legal proceedings other than ordinary routine litigation incidental to the business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                    BURKE MILLS, INC.PART II

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------

         (a) The principal United States (or other) market on which the Company's common stock is being traded is the United States over-the-counter market. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two fiscal years ended January 1, 2000, and on the latest practicable date (as obtained from the NASDAQ Stock Market, Inc., in Washington, DC) is as follows:

                  Quarter Ending
                     1999                  High Bid          Low Bid
                    ------                  ------            -----
                  March 31                  $3.00           $1.625
                  June 30                   $2.297          $1.375
                  September 30              $2.125          $1.563
                  December 31               $2.438          $1.50


               Quarter Ending
                    1998                   High Bid         Low Bid
                  --------                 --------         --------
                  March 31                  $3.125           $2.50
                  June 30                   $4.313           $2.531
                  September 30              $4.438           $2.00
                  December 31               $3.75            $2.00

                  February  24,   2000      $1.75            $1.688

               Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        (b) As of February 28, 2000 there were 404 holders of the common stock of the Company.

        (c) The Company has declared no dividends on its common stock during the past two fiscal years.


ITEM 6. SELECTED FINANCIAL DATA
--------------------------------

        The selected financial data set forth on the following page, for the five years ended January 1, 2000 have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.

                     BURKE MILLS, INC.PART II

---------------------------------------------
                                   (in thousands except per share data)
                                          Years Ended
                                   Jan. 1     Jan. 2    Jan. 3 Dec. 28  Dec. 30
                                    2000      1999      1998   1996      1995
                                   ----       ----      ----   ----      ----
SELECTED INCOME STATEMENT DATA
  Net Sales                      $42,840    $42,169  $41,156 $40,649  $34,148
  Cost of Sales                   38,779     37,825   36,765 36,887   30,666
                                  ------     ------   ------  -----   ------
  Gross Profit                   $ 4,061    $ 4,344  $ 4,391 $3,762  $ 3,482
                                 -------    -------  -------  ------  -------
  Income (loss) before income
     taxes                       $ (300)    $ 1,087  $ 1,059   $869  $ 1,156
  Income Taxes (credit)             (98)        383      433    284      212
                                  ------     ------   ------   ------   ------
  Net Income (loss)              $ (202)    $   704  $   626   $585  $   944
                                  ======     ======   ======  ======   ======
  Per Share (Note A)
    Net income (loss)            $ (.07)    $   .26  $   .23   $.21  $   .34
                                  ======     ======   ======  ======   ======
    Cash dividends declared
         Per common share          None        None     None   None     None
                                  ======     =======  ======  =======  ======
  Weighted average number
    of common shares outstanding  2,741       2,741    2,741   2,741    2,741
                                  =====       =====    =====   =====    =====
SELECTED CASH FLOW DATA
  Capital expenditures          $ 4,640     $ 2,162  $ 1,343  $1,025  $ 6,372
                                =======     =======  =======  =======  =======
   Depreciation                 $ 1,839     $ 1,744  $ 1,600  $1,508  $ 1,052
                                =======     =======  =======  =======  =======
  Cash provided by
    operating activities        $    74     $ 1,926  $ 3,646  $1,527  $ 2,004
                                =======     =======  =======  =======  =======

                                Jan. 1      Jan. 2   Jan. 3   Dec.28   Dec.30
                                 2000         1999    1998    1996      1995
                                 ----        ----     ----    ----     ----
SELECTED BALANCE SHEET DATA
  Current assets                $10,345     $11,213  $11,785  $9,905   $7,641
  Current liabilities             4,381       3,383    3,378   1,738    2,171
                                  -----       -----    -----   -----    -----
  Working capital               $ 5,964     $ 7,830  $ 8,407   $8,167   $5,470
                                =======     =======  =======   =======  =======
  Current ratio                    2.36        3.31     3.49   5.70     3.52
                                   ====        ====     ====   ====     ====
  Total assets                  $25,995     $24,311  $24,348  $22,554  $20,769
                                =======     =======  =======  =======  =======
  Long-term debt                $ 5,551     $ 4,563  $ 5,313  $6,000  $ 4,964
                                =======     =======  =======  =======  =======
  Deferred income taxes         $ 2,122     $ 2,221  $ 2,218  $2,003  $ 1,406
                                =======     =======  =======  =======  =======
  Shareholders' equity          $13,942     $14,144  $13,440  $12,813  $12,228
                                =======     =======  =======  =======  =======

(A) Income per share has been computed based on the weighted average number of common shares outstanding during each period.

                     BURKE MILLS, INC.PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
--------------------------------------------------------------------
     The following table sets forth selected operating data of the Company as percentages of net sales for the periods indicated.


                          Relationship to Total Revenue
                               For the Year Ended
                     ------------------------------   Period toPeriod
                       Jan. 1  Jan. 2   Jan. 3        Increase(Decrease)
                        2000    1999    1998          1998-1999    1997-1998
                        ----    ----     ----         ------------  -------
Net Sales              100.0%  100.0%   100.0%         1.6%         2.5%

Cost of Sales           90.5    89.7     89.3          2.5          2.9

Gross profit margin      9.5    10.3     10.7         (6.5)        (1.1)
                       -----   -----    -----         -----        -----

Selling, general,
 administrative and
    factoring expenses   9.8     7.1      6.9         40.6         5.8
                        -----   -----    -----        -----       ----

Operating earnings/
   (loss)              (0.3)    3.2      3.8        (111.7)     (13.6)

Other income             0.6     0.4      0.4          66.9      6.8

Other expenses          (1.3)   (1.3)    (1.7)         (1.8)    (16.7)
                        -----   -----    -----        -----     -----
Income (loss) before
  income taxes and net
  equity in affiliates  (1.0)    2.3      2.5        (146.1)    (8.5)

Income taxes (credit)   (0.2)    0.9      1.0        (125.5)   (11.4)
                        -----   -----    -----        -----    -----
                        (0.8)    1.4      1.5        (160.1)   (6.4)

Equity in Net Earnings
Of Affiliate             0.3     0.3      0.1          (5.6)   539.6
                        -----   -----    -----        -----   -----

Net income (loss)       (0.5)%   1.7%     1.5%       (128.7)%  12.5%
                        =====   =====    =====        =====   =====

                         BURKE MILLS, INC.
                              PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations 1999 Compared to 1998
--------------------------------------------

Net Sales
----------

     Net sales for 1999 increased to $42.8 million from $42.2 million in 1998 or 1.6%. Total pounds shipped increased by 2.1%. Full-yarn sales dollars increased by 2.0% and full-yarn pounds increased by 5.0% Sales of commission yarns (the dyeing and processing of customer owned yarns) decreased in both dollars and pounds by 7.1% and 1.1% respectively. The increase in sales was mainly attributable to the introduction of new products in 1998. In the fourth quarter of 1998, the Company experienced a weakening market and pricing pressures. These conditions forced reductions in prices to retain customers. After lowering sales prices in the fourth quarter of 1998, the Company experienced a volatile raw yarn market. In the first half of 1999, raw yarn prices declined forcing the Company again to lower sales prices to its customers. Then in the second half of 1999, raw yarn prices increased and the Company began to increase sales prices to its customers.


Cost of Sales and Gross Margin
-------------------------------

      Cost of sales for 1999  increased to $38.8  million or 2.5% as compared to
37.8 million in 1998.

     Material cost decreased $549,000 or 2.2% primarily as a result of lower yarn cost in the first half of 1999.

     Direct labor increased by 13.3% and overhead cost increased by 11.0%. The increase in labor and overhead cost was primarily the result of the installation and start-up of the new ERP software, and installation and start-up of new dyehouse equipment which replaced a portion of older equipment.

      In the first half of 1999 the Company experienced a lag from the time yarn prices declined to the time the Company lowered sales prices to the customer. This lag increased the Company's profit margin on materials. Conversely, in the second half of the year, especially the fourth quarter, when yarn prices increased, there was a lag in increasing the sales prices to the customers which decreased the Company's profit margin on materials.

     Inasmuch as net sales increased by 1.6% and cost of sales increased by 2.5%, the 1999 gross margin decreased to 9.5%, as compared to 10.3% in 1998.


Selling, General and Administrative Expenses
---------------------------------------------

       Selling, general and administrative expenses for 1999 aggregated $4.1 million as compared to $2.8 million in 1998. The primary reason for the increase was $1,186,000 of cost related to the implementation of the Company's ERP software.

                         BURKE MILLS, INC.
                              PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations: 1999 Compared to 1998 (continued)
--------------------------------------------------------

Factor's Charges
-----------------

      Factor's charges decreased slightly as the percentage of factored accounts declined. There was no change in the factor's agreement during 1999.


Interest Income
----------------

     Interest income decreased to $76,000 from $164,000 in 1998. The decrease was primarily due to lower average investment of cash during the year. The 1999 and 1998 interest income was primarily interest earned on short-term cash equivalents invested with the Company's bank.


Interest Expense
-----------------

     Interest expense decreased slightly due to lower average long-term debt during the year.


Gain on Disposal of Equipment
---------------------------

        During the thirty-nine week period the Company sold its friction texturing equipment, which had a gross value of $1,342,000 and a net book value of $230,000 for $446,000 (also see Note 16 Commitments), resulting in a gain on disposal of $216,000.

       Also, the Company replaced dyeing equipment with a gross value of $86,000 and a net book value of $26,000, resulting in a loss on disposal of $26,000.

       These were the major transactions that netted a gain on disposal of equipment.


Equity in Net Earnings of Affiliate
-----------------------------------

     The Company's Mexican joint venture, Fytek, contributed earnings to the Company of $135,000 in 1999 compared to $143,000 in 1998. The joint venture only began operations in November of 1997.

      Fytek had sales in 1999 of $7.6 million with income before taxes of $709,000, and after tax income of $270,000. The balance at the end of 1999 in Fytek's stockholders equity was $934,000.
(See Note 10.)

                         BURKE MILLS, INC.
                              PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations: 1999 Compared to 1998(continued)
--------------------------------------------------------

Provision for Income Taxes
---------------------------

      Provision for income taxes for 1999 was a credit of $97,705 compared to tax provision of $383,000 in 1998. The credit in the provision for income taxes was primarily due to a loss in 1999. The provision for income taxes includes an amount which represents the tax rate difference of approximately 5% between the United States and Mexico as applied to the Company's share of undistributed net earnings of affiliate.

                         BURKE MILLS, INC.
                              PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations 1998 Compared to 1997
--------------------------------------------

Net Sales
----------

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

                         BURKE MILLS, INC.
                              PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations 1998 Compared to 1997(continued)
----------------------------------------------

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


Income  Before  Provision for Income Taxes and  Equity  in  Net
Earnings of Affiliate
-------------------------------------------------------------------
--------

     Income before provision for income taxes and equity in net earnings of affiliate decreased to $944,000 from $1,032,000 in 1997. The decrease was a result of reduced operating earnings as discussed above.

                                BURKE MILLS, INC.
                              PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations 1998 Compared to 1997(continued)
----------------------------------------------

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


Equity in Net Earnings of Affiliate
-----------------------------------

      The Company's Mexican joint venture, Fytek, contributed earnings to the Company of $143,000 in 1998 compared to $27,000 in 1997. The joint venture only began operations in November of 1997.

     Fytek had sales in 1998 of $7.1 million with income before
taxes  of  $800,000,  and after tax income  of  $286,000.   The
balance at the end of 1998 in Fytek's stockholders equity was $643,000. (See Note 10)


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

                         BURKE MILLS, INC.
                              PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations 1999 - 1996 Sales Analysis
-------------------------------------------------

      The table below sets forth an analysis of sales volume for the period 1996 to 1999, inclusive. It discloses that full yarn sales prices decreased from a high of $3.29 per pound in 1996 to $3.13 in 1999. Unit prices for commission sales have varied based on mix and market conditions.

     The decrease in full yarn average sales prices is a result of a shift from vertical dyeing and winding yarn on cones to horizontal dyeing and direct shipping which began in 1996, and lowering of sales prices in the fourth quarter of 1998 as discussed earlier. The Company expects in the future a larger portion of its sales will be from direct shipping of yarn.

                                                      % of
Sales $
                                      % of           Pounds of
Per
                                    Net Sales        Yarn Sold
Pound
                                    ---------        ---------
-----

1999:
     Yarn sales                        95%              92%
$3.13
     Commission sales                   5                8
1.94
                                       ---              ---
            Total                      100              100
                                       ===              ===

1998:
     Yarn sales                        95%              91%
$3.22
     Commission sales                   5                9
1.82
                                      ---              ---
            Total                     100              100
                                      ===              ===

1997:
     Yarn sales                       96%               93%
$3.24
     Commission sales                   4                7
1.87
                                      ---              ---
            Total                     100              100
                                      ===              ===

1996:
     Yarn sales                        94%              89%
$3.29
     Commission sales                   6               11
1.74
                                       ---              ---
            Total                      100              100
                                       ===              ===

                         BURKE MILLS, INC.
                              PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of January 1, 2000, the Company had $2,271,000 due from its factor, of which $2,103,000 matured on January 24, 2000. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

      The Company has an equipment line of credit from its bank and under which the Company may borrow up to $2,000,000 for the acquisition of production machinery. The amounts borrowed under the credit line would be converted to a notes payable in eighty-four (84) equal monthly installments plus accrued interest. The Company has borrowed the $2,000,000 and will convert to a notes payable February 29, 2000.

      The Company had inventories of $5,062,000 as of January 1, 2000. The Company's average inventories aggregated approximately $4,391,000 for 1999, representing approximately 64 days inventory on hand. The Company's inventories turn approximately 5 to 7 times each year.

      The Company's working capital decreased by approximately $1,858,000 at January 1, 2000, from that of January 2, 1999, primarily as a result of expenditures for equipment. The working capital of the Company and its line of credit with its bank are deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:

                                      1999         1998
1997
                                      ----         ----           -
---
     Working Capital               $5,964,000   $7,830,000
$8,407,000
     Working Capital Ratio          2.36 to 1    3.31 to 1      3.5
to 1

     As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at January 1, 2000 and January 2, 1999:

                                    January 1         January 2
                                      2000              1999
                                      ----               ----
     Cash, cash equivalents
           and receivables          $4,388,000        $6,845,000
     Current liabilities             4,381,000         3,383,000
                                     ---------         ---------

     Excess of quick assets
         over current liabilities   $    7,000        $3,462,000
                                    ==========        ==========

                          BURKE MILLS, INC.
                              PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

     The aggregate long-term debt at January 1, 2000 and January 2, 1999 was $6,562,500 and $5,312,500 respectively. In order to finance the acquisition of new property, plant and equipment of $6,372,000 in 1995, and $4,640,000 in 1999, the Company incurred a long-term debt of $6,000,000 in 1996 and 2,000,000 in 1999, as more fully described in Note 7 of Notes to Financial Statements. Pursuant to an agreement with its bank, the obligation had no principal maturities until February 1998. Thereafter, principal payments of $62,500 are payable monthly for ninety-six (96) consecutive months. The $2,000,000 obligation principal maturities will begin February 24, 2000 and are payable monthly for eighty-four (84) consecutive months.

     The Company's long-term debt to equity ratios aggregated 39.8% at January 1, 2000, 32.3% at January 2, 1999, and 39.5% at January 3, 1998.

     Capital budget expenditures approved for 2000 aggregate $1,200,000. The Company plans to finance its capital needs from cash provided from operations and bank financing.

Year 2000 Compliance
---------------------

      After the first two months of the year 2000, the Company has had no information systems, non-information systems, or supplier problems related to the year 2000.

      On May 29, 1999, the Company began using a new fully integrated system that replaced its manufacturing and accounting software. The new software was installed to improve the Company's information efficiencies and bring the Company into compliance for all critical applications affected by the year 2000. During 1999, the Company experienced an effect on earnings of $1,186,000 for data conversion and training.

      The cost to bring the existing software into compliance for year 2000 is not known as the company planned to replace the software.


Environmental Matters
----------------------

     During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediable issues, and is moving toward a solution of

                         BURKE MILLS, INC.
                              PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Environmental Matters (continued)
---------------------------------

natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No additional provision was made in 1998 or 1999. This situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.


Inflation
----------

      The Company does not believe that operations for the periods discussed have been significantly affected by inflation.


Forward Looking Statements
---------------------------

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, contain forward-looking statements within the meaning of federal
securities  laws  about  the  Company's   financial  condition  and  results  of
operations that are based on management's current expectations, beliefs, assumptions, estimates and projections about the markets in which the Company operates. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward- looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward looking statements to reflect new information, future events or otherwise.

     Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward- looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies, policies and legislation, and proceeds received from

                         BURKE MILLS, INC.
                              PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Forward Looking Statements (continued)
--------------------------------------

the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.


7A. Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------

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
368-9300
FAX: (212) 972-9605                                    FAX: (201)
368-9069

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors of
Burke Mills, Inc.

We have audited the accompanying balance sheets of Burke Mills, Inc. as of January 1, 2000 and January 2, 1999, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. as of January 1, 2000 and January 2, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with generally accepted accounting principles.


Cole, Samsel & Bernstein LLC
Certified Public Accountants

Lodi, New Jersey
January 28, 2000

                         BURKE MILLS, INC.
                              PART II
                                 BALANCE SHEETS

                                                January 1
January 2
                                                  2000
1999
                                                  ----            -
---
                                     ASSETS
Current Assets
  Cash and cash equivalents                    $   592,513      $
3,384,439
  Accounts receivable                            3,795,519
3,460,307
  Inventories                                    5,062,294
3,705,849
  Prepaid expenses, taxes,
                   and other current assets        537,980
313,872
  Deferred income taxes                            356,722
349,000
                                                   -------
-------
            Total Current Assets                10,345,028
11,213,467
                                                ==========
==========

Equity Investment in Affiliate                     455,728
320,728
                                                   -------
-------

Property, plant & equipment - at cost           31,154,954
28,478,700
  Less: accumulated depreciation                16,078,440
15,869,275
                                                ----------       --
--------
       Property, Plant and Equipment- Net       15,076,514
12,609,425
                                                ----------       --
--------
Other Assets
 Deferred charges                                  118,102
167,077
                                                   -------
-------
                                               $25,995,372
$24,310,697
                                               ===========
===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt         $ 1,011,905      $
750,000
  Accounts payable                               2,929,217
2,303,876
  Accrued salaries and wages                       200,911
160,862
  Other liabilities and accrued expenses           239,437
137,096
  Income taxes payable                                   -
31,600
  --------------------                              ------
------
            Total Current Liabilities            4,381,470
3,383,434

Long-Term Debt                                   5,550,595
4,562,500

Deferred Income Taxes                            2,121,800
2,220,836
                                                 ---------        -
--------
     Total Liabilities                          12,053,865
10,166,770
----------       ----------

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
         Authorized - 5,000,000 shares
         Issued and outstanding -
         2,741,168 shares                        1,809,171
1,809,171
  Paid-in capital                                3,111,349
3,111,349
  Retained earnings                              9,020,987
9,223,407
                                                 ---------        -
--------
         Total Shareholders' Equity             13,941,507
14,143,927
                                                ----------       --
--------
                                               $25,995,372
$24,310,697
                                               ===========
===========

See notes to financial statements.

                         BURKE MILLS, INC.
                              PART II
                            STATEMENTS OF OPERATIONS

                                            Years Ended
                                   --------------------------------
----------
                                   January 1,      January 2
January 3
                                     2000            1999
1998
                                     ----          ----
----
Net Sales                       $42,839,759     $42,169,106
                         $41,155,629
                         -----------     -----------       --------
                         ---

Costs and Expenses
  Cost of Sales                 $38,778,823       $37,825,038
$36,764,917
  Selling, general and
    administrative expenses       4,062,367         2,813,137
2,651,031
  Factor's charges                  155,334           186,234
183,072
                                 -------           -------       --
-----
  Total Costs and Expenses       42,996,524        40,824,409
39,599,020
                                  ----------       ----------
----------

Operating Earnings (Loss)          (156,765)        1,344,697
1,556,609
                                  ---------         ---------
---------

Other Income
  Interest income                    75,998           163,506
151,996
  Gain on disposal of
    property assets                 190,397               -
-
  Other, net                         11,815             3,209
4,068
                                    -------           -------
-------
           Total Other Income       278,210           166,715
156,064
                                    -------           -------
-------

Other Expenses
  Interest expense                  430,443           463,099
503,306
  Loss on disposal of
    property assets                      -                137
177,234
  Other, net                        126,127           103,702
-
                                    -------           -------
-------

Total Other Expenses                556,570           566,938
680,540
                                    -------           -------
-------

Income (Loss) Before Provision (credit) for
  Income Taxes and Equity in
  Net Earnings of Affiliate        (435,125)           944,474
1,032,133

Provision (Credit) for Income Taxes (97,705)           383,125
432,529
                                     -------           -------
-------

Income (Loss) Before Equity in
  Net Earnings of Affiliate        (337,420)           561,349
599,604

Equity in Net Earnings of
    Affiliate                       135,000            143,000
26,500
                                    -------            -------
-------

Net Income (Loss)                $ (202,420)       $   704,349
$  626,104
                                 ===========       ===========
===========

Net Earnings (Loss) per share    $     (.07)       $      .26
$      .23
                                 ===========       ===========
===========

Weighted Average Common
  Shares Outstanding              2,741,168         2,741,168
2,741,168
                                  =========         =========
=========
See notes to financial statements.

                         BURKE MILLS, INC.
                              PART II
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED JANARY 1, 2000

                                  Common Stock
                                   No Par Value
                                   Stated Value
                                   $.66 Per Share
                                   5,000,000 Shares
                                     AUTHORIZED

                                      Total
                             Shares              Paid-In
Retained      Shareholders
                             Issued    Amount    Capital
Earnings        Equity
                             ------    ------    -------       ----
----       ------
Balance at Dec. 28, 1996    2,741,168 $1,809,171 $3,111,349
$7,892,954    $12,813,474

Net Income for the year
  ended Jan.3, 1998          -           -         -
626,104       626,104
                            -------    -------    -------       ---
----       -------

Balance at Jan. 3, 1998    2,741,168  $1,809,171 $3,111,349
$8,519,058     13,439,578

Net Income for the year
  ended Jan. 2, 1999         -           -         -
704,349        704,349
                            -------    -------    -------       ---
----        -------

Balance at Jan. 2, 1999   2,741,168  $1,809,171 $3,111,349
$9,223,407     14,143,927


Net Income (loss) for the
  year ended Jan. 1, 2000       -        -       -             ($
202,420)  ($   202,420)
                     -------    -------    -------       ---------
----------

Balance at Jan. 1, 2000  2,741,168  $1,809,171 $3,111,349
$9,020,987    $13,941,507
                    =========  ========== ==========    ==========
                    ==========




See notes to financial statements.

                         BURKE MILLS, INC.
                              PART II
                            STATEMENTS OF CASH FLOWS

                                                        Years Ended
                                            -----------------------
------------
                                            January 1    January 2
January 3
                                              2000          1999
1998
                                              ----          ----
----
Cash flows from operating activities:
  Net income (loss)                        $ (202,420)  $  704,349
$  626,104
                                            ----------   ----------
----------
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
  Depreciation                               1,838,995    1,743,524
1,599,662
  (Gain) loss on sales of plant and
     equipment, including loss on disposals   (190,397)         137
177,234
  Deferred income taxes                       (106,758)     315,236
428,110
  Equity  in  net  earnings  of  affiliate   (135,000)
(143,000)       --

Changes  in  assets  and  liabilities:
    Accounts receivable                       (335,212)     310,994
(573,090)
    Inventories                             (1,356,445)
(699,551)    444,507
    Prepaid expenses, taxes & other
      current assets                          (224,108)
(275,040)    184,536
    Other non-current assets                    48,975       26,239
(193,316)
    Accounts payable                           625,341      222,639
645,183
    Accrued salaries & wages                    40,049
(30,266)     61,176
    Other liabilities and accrued expenses     102,341
(280,725)    246,181
    Income taxes payable                      (31,600)      31,600
--
                                   ---------    ---------   -------
                              --
        Total adjustments                      276,181    1,221,787
3,020,183
                                             ---------    ---------
---------

Net cash provided by operating activities       73,761    1,926,136
3,646,287
                                             ---------    ---------
---------

Cash flows from investing activities:
  Acquisition of property, plant
      and equipment                         (4,640,380)
(2,161,837) (1,343,090)
  Proceeds from sales of plant
      and equipment                            524,693        1,100
17,650
  Investment in affiliate                                      --
(171,735)
                                             ----------  ----------
----------

Net cash (used) by investing activities     (4,115,687) (2,160,737)
(1,497,175)
                                             ----------  ----------
----------

Cash flows from financing activities:
  Proceeds from long-term bank note          2,000,000         --
--
  Principal payments of long-term debt        (750,000)   (687,500)
--
                                             ----------  ----------
----------
Net cash provided (used) by financing
  activities                            1,250,000    (687,500)
-
                                             ----------   ---------
-  ----------

Net increase (decrease) in cash and
  cash equivalents                          (2,791,926)
(922,101)  2,149,112
Cash & cash equivalents at beginning
  of year                                    3,384,439    4,306,540
2,157,428
                                             ----------   ---------
-  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR    $  592,513   $3,384,439
$4,306,540
                                             ==========
==========  ==========

See notes to financial statements.

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

     Accounting period - The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 1999, 1998 and 1997 ended on January 1, 2000, January 2, 1999 and January 3, 1997, respectively. The fiscal years ended January 1, 2000 and January 2, 1999 consisted of 52 weeks. The fiscal year ended January 3, 1998 consisted of 53 weeks.

     Revenue recognition - Revenues from sales are recognized at the time shipments are made to the customer.

     Statement of cash flows - For the purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements included in work-in- process and finished goods inventories are raw materials, direct labor and manufacturing overhead. Market is considered to be net realizable value.

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

     Use of Estimates in Preparing Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE
--------------------------------------------

     The Company is engaged in texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

     With respect to its operations, the Company's products and its services for others on a commission basis are sold and/or performed for customers primarily located in the territorial limits of the United States. The Company did have sales to customers in Mexico, during the three fiscal years ended January 1, 2000, which amounted to 0.2% in 1999, 1.0% in 1998 and 1.7% in 1997. Sales to customers in Canada in 1999, 1998 and 1997 aggregated 4.3%, 6.4% and 3.9%, respectively. Additionally, the Company had sales to Brazil in 1999, 1998, and 1997 which amount to 0.3%, 0.3%, and 0.2% respectively. Other than sales to Mexico, Canada and Brazil, as discussed above, the Company had no other sales in foreign markets during the three year period ended January 1, 2000. For the three year period ended January 1, 2000, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

     In connection with sales to major customers, only one customer has exceeded 10% of the Company's sales during each of the three years ended January 1, 2000. One other customer has exceeded 10% in 1999. For the purpose of this determination, sales to groups of companies under common control have been combined and accounted for as sales to individual companies. The following table gives information with respect to these two customers:

                                                                            % of
           1999                      Amount                Net
Sales
           ----                      ------                --------
-
        Customer 1                $8,012,000                 18.7
        Customer 2                 5,089,000            11.9

                                                                            % of
           1998                     Amount                 Net
Sales
           ----                     ------                 --------
-
        Customer 1                     *                     ----
        Customer 2                $5,793,000            13.7

                                                                            % of
          1997                     Amount                Net Sales
           ----                     ------                ---------
        Customer 1                    *                 ----
        Customer 2                $5,737,000                 14.0

*Less than 10%

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS


NOTE 3 - ACCOUNTS RECEIVABLE
--------------------------------

Accounts receivable comprise the following:

                                      January 1           January 2
                                        2000                1999
                                        ----                ----
     Due from factor on
          regular factoring
          account                     $2,271,000         $2,864,000
     Non-factored accounts
          receivable                   1,525,000            596,000
                                      ----------          ---------
               Total                  $3,796,000         $3,460,000
                                      ==========         ==========

     Pursuant to a factoring agreement, the Company sells substantial portions of its accounts receivable to a commercial factor without recourse, up to maximum credit limits established by the factor for individual accounts. The factor assumes the credit risks for these accounts and effects the collection of the receivables. Amounts invoiced to customers on accounts receivable factored in excess of the established maximum credit limits are sold to the factor with recourse in the event of nonpayment by customers.

     The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the average maturity of the receivables sold (as defined), it is required to pay interest to the factor on these advances. The Company incurred no interest costs during 1999 and 1998, inasmuch as it borrowed no funds from its factor during these years.


     The Company's factor is collateralized by the accounts receivable sold to the factor, and the factor has filed a UCC-1 to evidence ownership of the receivables and to separate the receivables from the company's creditors. No interest in inventory, other than returned goods, has been granted to the factor under the factoring contract.

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES
-----------------------

  Inventories are summarized as follows:

                               January 1,         January 2,
                                       2000               1999
                                       ----               ----
     Finished & in process          $3,235,000        $2,409,000
     Raw materials                   1,345,000           728,000
     Dyes & chemicals                  343,000           413,000
     Other                             139,000           156,000
                                       -------           -------
     Total                          $5,062,000         $3,706,000
                                    ==========         ==========


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
------------------------------------------

Major classifications of property, plant and equipment are as follows:

                                    January 1, 2000
January 2, 1999
                                    ---------------            ----
-----------
                                           Accumulated
Accumulated
                                  Cost     Depreciation      Cost
Depreciation
                                  ----     ------------      ----
------------

Land                           $  86,565    $      -     $   86,565
$   -
Land improvements                182,913       88,335       175,697
82,017
  Building & improvements      6,427,129    4,384,047     6,376,050
4,222,677
  Plant machinery & equipment 22,854,112   10,721,424    20,502,754
10,813,831
  Office equipment             1,381,155      755,061     1,111,861
656,727
  Automotive equipment           223,080      129,573       225,773
94,023
                                 -------       ------       -------
------ Total                        $31,154,954   $16,078,440
$28,478,700  $15,869,275
                              ===========  ===========  ===========
==========


NOTE 6 - LINE OF CREDIT LOAN
--------------------------------

     Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000 and a $1,750,000 Letter of Credit facility. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. At January 1, 2000, the Company has borrowed $2,000,000 under this line of credit.

      The Company plans to draw the remainder of the $3,000,000 in January, 2000 to finance equipment purchases.

      Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of January 1, 2000 the Company had no borrowings from its factor.

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS



NOTE 7 - LONG-TERM DEBT
-----------------------

      On March 29, 1996, the Company entered into a loan agreement with its bank providing for a term loan of $6,000,000. The term loan refinanced the two formerly existing term loans, and accordingly, all term obligations were consolidated into the one $6,000,000 obligation. This new loan is secured by (1) a first Deed of Trust on property and buildings located at the Company's manufacturing sites in North Carolina, (2) a first lien position on the new equipment and machinery installed at these manufacturing sites and (3) a first lien position on the existing machinery and equipment located at the Company's manufacturing sites.

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

     The annual principal maturities of this long-term debt at January 1, 2000 are as follows:


                  Current portion                        $  750,000
                  2001                  750,000
                  2002                  750,000
                  2003                  750,000
                  2004                  750,000
                  Thereafter            812,500           3,812,500
                                       ---------          ---------
                                                         $4,562,500

     Under the loan agreement, the Equipment Line of Credit will be converted to a long-term note payable in 84 installments. The Company plans to convert the Line of Credit and begin installments on February 29, 2000.

      The annual principal maturities of this long-term debt at January 1, 2000 based on the current amount owned are as follows:

                         Current Portion                 $  261,905
                         2001            $  285,714
                         2002               285,714
                     2003               285,714
                         2004               285,714
                         Thereafter         595,239       1,738,095
                                            -------       ---------
                                                         $2,000,000

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS


NOTE 8 - OTHER LIABILITIES AND ACCRUED EXPENSES
----------------------------------------------

Other liabilities and accrued expenses consist of the following:

                                       January 1          January 2
                                         2000               1999
                                         ----               ----
Employee insurance                    $119,688           $   --
Payroll taxes payable                  106,109             7,448
Utilities payable                          --             31,779
Accrued interest                           --             15,644
Accrued environmental cost                 --             43,808
Other                                   13,640            38,417
                                        ------            ------
       Total                          $239,437          $137,096
                                      ========          ========


NOTE 9 - INCOME TAXES
----------------------

     The Company uses the liability method as required by FASB Statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items that comprise deferred tax assets and liabilities are as follows:
                                               Jan. 1        Jan. 2
                                                2000          1999
                                                ----          ----
Deferred tax assets:
  Alternative minimum taxes paid            $  349,000     $
349,000
Inventory capitalization                         6,020
-
Charitable contributions carryover               1,702
-
                                              ---------     -------
--
                                            $  356,722     $
349,000
                                            ==========
==========
Deferred tax liabilities:
  Accelerated depreciation for
     tax purposes                           $2,100,700
$2,202,300
  Undistributed earnings of foreign
     Affiliate, net of tax credit               21,100
12,700
  Other                                              -
5,836
                                             ---------       ------
---
                                            $2,121,800     $
2,220,836
                                            ==========
===========
Provision for taxes consist of:
                                          Jan. 1        Jan. 2
Jan. 3
                                           2000          1999
1998
                                           ----          ----
----
Current:
     Federal                             $       -       $ 49,445
$  4,419
     State                                       -         18,444
-
     Deferred                              (97,705)       315,236
428,110
                                           -------        -------
-------
     Total                              ($  97,705)     $ 383,125
$ 432,529
                                          =========      =========
=========

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued)
---------------------------------

     The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:
                                                  Years Ended
                                    January 1      January 2
January 3
                                      2000           1999
1998
                                      ----           ----
----
Income (loss) before income taxes
   (credit)                         ($435,125)     $1,184,974
$1,058,633
Federal income taxes                       34%             34%
34%
                                     --------      ----------     -
--------

Computed taxes (credit) at maximum
   statutory tax rate                (147,943)         402,891
359,936
State income taxes (credit), net of
   Federal income tax benefits        (15,260)          56,098
56,051
Total adjustment for foreign
   affiliate earnings                  66,130          (81,770)
-
Prior year tax examination and
   other                                 (632)           5,906
16,542
                                      -------        ---------    -
-------
     Provision for income taxes      ($97,705)      $  383,125
$432,529
                                     ========       ==========
==========

      The net operating loss carryforward is $477,000, expiring 2019. The tax effect at the maximum tax rate would be $162,000. Inasmuch as the Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years, the Company has provided a valuation allowance for the tax effect of this net operating loss carryforward.

NOTE 10 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------

     The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company had no sales to Fytek in 1999 compared to $165,000 in 1998. Purchases from Fytek in 1999 were $1,441,000 compared to $1,337,000 in 1998. At January 1, 2000 Fytek owed the Company $80,000 for leased equipment which will be paid in March 2000. Fytek's financial information is as follows:

                               Statement of Income
                         (In thousands of U.S. Dollars)
                                    1999 1998
                                         ----        ----
Net Sales                                              $7,623
$7,134
Gross Profit                                            1,262
961
Income from continuing operations                         709
800
Income before income taxes                                709
800
Income taxes                                              439
514
                                                         ----
----
Net income                                             $  270
$  286
                                                        ======
======

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS


NOTE 10 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
(continued)
-------------------------------------------------------------------

Fytek's financial information (continued):

                           Balance Sheet
                               (In thousands of U.S. Dollars)

                                                       1999
1998
                                                       ----
----

Current assets                                        $4,176
$3,085
Non-current                                              144
57
                                                        ----
----
Total assets                                          $4,320
$3,142
                                                      ======
======


Current liabilities                                   $3,386
$2,499
Non-current liabilities                                  -0-
-0-
                                                        ----
----
Total liabilities                                     $3,386
$2,499

Stockholder's equity                                     934
643
                                                        ----
----
Total liabilities and stockholder's equity            $4,320
$3,142
                                                      ======
======

      For 1998, the operating and balance sheet accounts have been changed from data originally set forth in the audited financial statements of the affiliate which were utilized and set forth in the Company's Form 10-K for the year ended January 2, 1999. The financial statements of the affiliate were presented to the Company using accounting standards generally accepted in Mexico. The financial statements as summarized above and which are filed as an Exhibit to the Form 10-K for the current fiscal year ended January 1, 2000, have been prepared and submitted to the Company pursuant to standards applicable and generally accepted in the United States.

     In 1999, the Company purchased $51,000 of yarns from Nafees Cotton Mills, Ltd. The Company paid for the yarn purchased by wire transfer 30 days after the Bill of Lading date. Future purchases could reasonably be anticipated if the Company receives orders for its Nafees yarns.

     Humayun N. Shaikh, Chairman and CEO of the Company, is also director of Nafees Cotton Mills, Ltd. Aehsun Shaikh, Director of the Company, is also a Director of Nafees Cotton Mills, Ltd., since 1993 and of Legler-Nafees Denim Mills, Ltd., since 1999.


NOTE 11 - STATEMENTS OF CASH FLOWS
--------------------------------------

     FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest was $446,000 in 1999, $470,000 in 1998 and $494,000 in 1997. Cash paid for income taxes aggregated $65,055 in 1999 and $33,500 in 1998. Taxes refunded in 1997 aggregated $125,000.

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS


NOTE 12 - RENTAL EXPENSES AND LEASE COMMITMENTS
----------------------------------------------------

     Rental expenses under all lease commitments for the three fiscal years ended January 1, 2000, aggregated $48,000, $37,000 and $46,000, respectively. Minimum lease commitments under terms of all non-cancelable leases, which consist only of leased equipment, are as follows as of January 1, 2000:
                    2000                  $17,000
                    2001                   17,000
                    2002                    5,000
                                           ------
                                          $39,000
                                          =======


NOTE 13 - QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
------------------------------------------------------

                   (in thousands of dollars except for per share
               amounts)
                                                    QUARTER
                                       ----------------------------
-----------
  1999                                 First      Second     Third
Fourth
  ----                                 -----      ------     -----
------
  Net sales                          $ 9,996     $10,796    $11,625
$10,423
  Cost of sales                        8,719       9,782     10,106
10,172
  Gross profit                         1,277       1,014      1,519
251
  Net income (loss)                      106          60         28
(396)
  Net income (loss)
      per common share               $   .04     $   .02    $   .01
$  (.14)

  1998
  ----
 Net sales                           $10,649     $10,023    $11,509
$ 9,988
 Cost of sales                         9,388       9,055      9,976
9,406
 Gross profit                          1,261         968      1,533
582
 Net income (loss)                       307         208        394
(120)
 Net income (loss)
     per common share                $   .11      $  .08    $   .14
$  (.04)

 1997
 ----
 Net sales                           $10,060     $10,442    $ 9,874
$10,780
 Cost of sales                         9,061       9,393      8,797
9,514
 Gross profit                            999       1,049      1,077
1,266
 Net income                              143         181        230
72
 Net income
     per common share                $   .05     $   .07    $   .08
$   .03

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS


NOTE 14 - EMPLOYEE BENEFIT PLAN
-----------------------------------

The Company is a participating employer in the Burke Mills, Inc. Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution in 1999, 1998 or 1997.


NOTE 15 - CONCENTRATIONS OF CREDIT RISK
--------------------------------------------

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At January 1, 2000, the Company had $2,271,000 due from its factor of which $2,103,000 matured on January 24, 2000. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


NOTE 16 - OTHER COMMITMENTS
------------------------------

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

                         BURKE MILLS, INC.
                              PART II
                   NOTES TO FINANCIAL STATEMENTS


NOTE 16 - OTHER COMMITMENTS (continued)
-------------------------------------------

     d) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No additional provision was made in 1998 or 1999. This situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

     e) On November 18, 1999, the Company entered into a three year agreement with Trio Marketing & Sales Company, LLC (Trio) to market and sell imported yarns. Under the agreement the Company will import yarns which would be marketed and sold by Trio. Trio will receive a commission based on the net sales price. The commission would be 4% during the first six months of the contract and 3% thereafter. Trio would also receive 15% of the profits before taxes realized on the sales of the yarns.

                         BURKE MILLS, INC.
                             PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------

     There have been no changes in nor disagreements with accountants on accounting and financial disclosure during the Company's two most recent fiscal years or during any subsequent interim period. The current accounting firm for the Company, Cole, Samsel & Bernstein LLC of New York, New York, and Lodi, New Jersey, has served as accountants for the Company during the last two fiscal years.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------

     The information required for Part III of this report (Items 10-13) is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the annual meeting of shareholders scheduled for May 16, 2000, involving the election of directors, which is expected to be filed not later than 120 days after the end of the fiscal year covered by this report.

                         BURKE MILLS, INC.
                              PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------

(a) The following documents are filed as a part of this report.

    (a) 1.  Report of Independent Certified Public Accountants.
            ---------------------------------------------------

    The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II Item 8, are listed below:

                  Independent auditors' report

                  Balance sheets
                    January 1, 2000
                    January 2, 1999

               Statements of operations Year ended January 1, 2000 Year ended January 2, 1999 Year ended January 3, 1998

               Statements of changes in shareholders' equity Year ended January 1, 2000 Year ended January 2, 1999 Year ended January 3, 1998

                  Statements of cash flows Year ended January 1, 2000 Year ended
               January 2, 1999 Year ended January 3, 1998

                  Notes to financial statements

                         BURKE MILLS, INC.

      Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or the notes thereto.

    (a)2.  The exhibits  required by Item 601 of  Regulation  S-K and  paragraph
(c)of Item 14 are the articles of incorporation and by-laws of the Company which are incorporated herein by reference from the Amendment on Form 8 to the annual report on Form 10-K of the Company for the fiscal year ended January 2, 1982 previously filed with the Commission. The exhibit required by Item 601(c) of Regulation SK, Financial Data Schedule, is set forth on page 41 of this report.

   (b) During the last quarter of the period covered by this report no report on Form 8-K was filed.

   (c) See sub-Item (a)2 above.

   (d) Not applicable.

                         Burke Mills, Inc.
                      Financial Data Schedule

                    Pursuant to Item 601(c) of Regulation S-K

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED
           FROM THE FINANCIAL STATEMENTS INCLUDED IN THE ANNUAL
REPORT
   ON FORM 10K AND IS  QUALIFIED  IN ITS  ENTIRETY BY  REFERENCE
    TO SUCH FINANCIAL STATEMENTS FOR THE YEAR ENDED JANUARY 1,
                               2000.


NUMBER              ITEM DESCRIPTION
AMOUNT

5-02(1)             cash & cash items
$   592,513
5-02(2)             marketable securities
0
5-02(3)(a)(1)       notes & accounts receivable-trade
3,795,519
5-02(4)             allowances for doubtful accounts
0
5-02(6)             inventory
5,062,294
5-02(9)             total current assets
10,345,028
5-02(13)            property, plant & equipment
31,154,954
5-02(14)            accumulated depreciation
16,078,440
5-02(18)            total assets
25,995,372
5-02(21)            total current liabilities
4,381,470
5-02(22)            bonds, mortgages & similar debt
5,550,595
5-02(28)            preferred stock - mandatory redemption
0
5-02(29)            preferred stock - no mandatory redemption
0
5-02(30)            common stock
1,809,171
5-02(31)            other stockholders' equity
12,132,336
5-02(32)            total liabilities & stockholders' equity
25,995,372
5-03(b)1(a)         net sales of tangible products
42,839,759
5-03(b)1            total revenues
42,839,759
5-03(b)2(a)         cost of tangible goods sold
38,778,823
5-03(b)2            total costs & expenses applicable
                       to sales and revenues
38,778,823
5-03(b)3            other costs & expenses
0
5-03(b)5            provision for doubtful accounts & notes
0
5-03(b)(8)          interest & amortization of debt discount
430,443
5-03(b)(10)         income (loss) before taxes & other items
(300,125)
5-03(b)(11)         income tax expense (credit)
(97,705)
5-03(b)(14)         income (loss) continuing operations
(202,420)
5-03(b)(15)         discontinued operations
0
5-03(b)(17)         extraordinary items
0
5-03(b)(18)         cumulative effect - changes in accounting
                       principles
0
5-03(b)(19)         net income or loss
(202,420)
5-03(b)(20)         earnings (loss) per share - primary
($.07)
5-03(b)(20)         earnings (loss) per share - fully diluted
($.07)

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 30, 2000                    BURKE MILLS, INC.

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

Date: March 30, 2000                    By: Humayun N. Shaikh
/s
                                            -----------------------
----
                                            Humayun N. Shaikh,
Director


Date: March 30, 2000                    By: Aehsun Shaikh
/s
                                            -----------------------
----
                                            Aehsun Shaikh, Director


Date: March 30, 2000                    By: Charles P. McCamy
/s
                                            -----------------------
----
                                            Charles P. McCamy,
Director


Date: March 30, 2000                    By: Robert P. Huntley
/s
                                            -----------------------
----
                                            Robert P. Huntley,
Director


Date: March 30, 2000                    By: William T. Dunn
/s
                                            -----------------------
----
                                            William T. Dunn,
Director