Form 10-Q
period 2000-04-01
BURKE MILLS INC
filed 2000-05-16
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED April 1, 2000

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 0-5680

                                BURKE MILLS, INC.
             (Exact name of registrant as specified in its charter)

                    IRS EMPLOYER IDENTIFICATION (56-0506342)
                                 NORTH CAROLINA
         (State or other jurisdiction of incorporation or organization]

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


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 4, 2000, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                                BURKE MILLS, INC.

                                      INDEX



PART  1 - FINANCIAL INFORMATION                              Page Number
                                                             -----------

          Item 1 - Financial Statements

                  Condensed Balance Sheets
                     April 1, 2000 and January 1, 2000            3


                  Condensed Statements of Operations and
                    Retained Earnings
                    Thirteen Weeks Ended April 1, 2000
                    and April 3, 1999                             5


                  Statements of Cash Flows
                    Thirteen Weeks Ended April 1, 2000
                    and April 3, 1999                             6


          Notes to Condensed Financial Statements                 7

Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  14


Part II -  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                    19
     Item 6(a)- Exhibit 27 - Financial Data Schedule              20


SIGNATURES                                                        21

                               BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                  April 1,       January 1,
                                                    2000           2000
                                                 (Unaudited)      (Note A)
                                                 -----------      --------
        ASSETS
Current Assets
  Cash and cash equivalents                     $ 1,161,726     $   592,513
  Accounts receivable                             4,180,255       3,795,519
  Inventories                                     4,433,602       5,062,294
  Prepaid expenses, taxes and other
     current assets                                 651,967         537,980
  Deferred income taxes                             521,722         356,722
                                                -----------     -----------
                  Total Current Assets          $10,949,272     $10,345,028
                                                -----------     -----------

Equity Investment in Affiliate                      530,728         455,728
                                                    -------         -------

Property, Plant and Equipment - at cost          31,134,649      31,154,954
  Less:  Accumulated depreciation                16,371,082      16,078,440
                                                -----------      ----------
Property, Plant and Equipment - Net              14,763,567      15,076,514
                                                -----------      ----------
Other Assets
  Deferred charges                                   16,575         118,102
                                                    -------         -------
                 Total Assets                   $26,260,142     $25,995,372
                                                ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt          $ 1,178,571     $ 1,011,905
  Accounts payable                                2,423,639       2,929,217
  Accrued salaries, wages and vacation pay          232,623         200,911
  Other liabilities and accrued expenses            419,513         239,437
                                                  ----------      ----------
                  Total Current Liabilities     $ 4,254,346     $ 4,381,470

Long-term Debt                                    6,125,000       5,550,595
Deferred Income Taxes                             2,125,550       2,121,800
                                                 ----------      ----------
                  Total Liabilities             $12,504,896     $12,053,865
                                                -----------     -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -  2,741,168 shares    1,809,171       1,809,171
    Paid-in capital                               3,111,349       3,111,349
    Retained earnings                             8,834,726       9,020,987
                                                  ---------       ---------
Total Shareholders' Equity                       13,755,246      13,941,507
                                                 ----------      ----------
Total Liabilities & Shareholders' Equity        $26,260,142     $25,995,372
                                                ===========     ===========

Note A: The January 1, 2000, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                               BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                               (Unaudited)
                                                  Thirteen Weeks Ended
                                                  --------------------
                                                April 1,        April 3,
                                                  2000           1999
                                                  ----           ----

Net Sales                                     $11,057,698     $9,995,969
                                              -----------     ----------
Costs and Expenses
  Cost of Sales                                10,361,310      8,719,169
  Selling, General and
    Administrative Expenses                       949,318        875,701
  Factor's Charges                                 37,533         37,577
                                                  -------        -------
Total Costs and Expenses                       11,348,161      9,632,447
                                               ----------      ---------
Operating Earnings (Loss)                        (290,463)       363,522
                                               ----------     ----------
Other Income
   Interest Income                                 13,497         29,642
   Gain on Disposal                                27,374         10,471
   Other, net                                       1,003            710
                                               ----------     -----------
         Total                                     41,874         40,823
                                               ----------     -----------
Other Expenses
  Interest Expense                                145,731        107,108
  Other, net                                       31,941         31,476
                                               ----------     ----------
                  Total                           177,672        138,584
                                                  -------        -------

Income (Loss) before Income Taxes and Equity
    in Net Earnings of Affiliate                 (426,261)       265,761

Provision (Credit) for Income Taxes              (165,000)       101,000
                                               ----------     ----------

Income (Loss) before Equity in Net Earnings
    of Affiliates                                (261,261)       164,761

Equity in Net Earnings (Loss) of Affiliate         75,000        (59,000)
                                               ----------     ----------
Net Income (Loss)                                (186,261)       105,761

Retained Earnings at Beginning of Period      $ 9,020,987     $9,308,302
                                               ----------      ----------

Retained Earnings at End of Period            $ 8,834,726     $9,414,063
                                              ===========     ===========
Earnings (Loss) Per Share                     $      (.07)    $      .04
                                              ===========     ===========

Dividends Per Share of Common Stock                 None            None
                                              ============    ===========
Weighted Average Common Shares Outstanding     2,741,168       2,741,168
                                              ============    ===========
See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Thirteen Weeks Ended
                                                   --------------------
                                                   April 1,      April 3,
                                                    2000          1999
                                                  ---------     ---------
Cash flows from operating activities
  Net Income  (Loss)                             $ (186,261)   $  105,761
                                                  ---------     ---------

  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
  Depreciation                                      593,875       454,581
  (Gain) on Sale of plant and
     equipment, including loss on disposal          (27,374)      (10,471)
Equity in earnings of affiliate                     (75,000)       59,000
  Deferred income taxes                            (161,250)       57,700
  Changes in assets and liabilities:
     Accounts receivable                           (384,736)     (940,863)
     Inventories                                    628,692      (252,788)
     Prepaid expenses, taxes & other
        current assets                             (113,987)      (91,583)
     Other non-current assets                       101,527        16,110
        Accounts payable                           (505,578)     (110,243)
        Accrued salaries, wages & vacation pay       31,712       164,146
     Other liabilities and accrued expenses         180,076       158,226
                                                    -------       -------
                         Total Adjustments          267,957      (496,185)
                                                    -------       -------

Net cash provided (used) by operating activities     81,696      (390,424)
                                                    -------       -------
Cash flows from investing activities:
     Acquisition of property, plant and
        equipment                                  (313,554)     (486,327)

Proceeds from sale of plant & equipment              60,000        29,045
                                                  ---------      ---------
Net cash used by investing activities              (253,554)     (457,282)
                                                  ---------      ---------
Cash flows from financing activities:
     Principal payments of long-term debt          (258,929)     (187,500)
     Proceeds from long-term bank note            1,000,000           ---
                                                  ---------      ---------

Net cash provided (used) by financing activities    741,071      (187,500)
                                                  ---------      ---------

Increase (Decrease) in cash and cash equivalents    569,213    (1,035,206)

Cash and cash equivalents at beginning of year      592,513     3,384,439
                                                  ---------     ---------

CASH AND EQUIVALENTS AT END OF FIRST QUARTER     $1,161,726    $2,349,233
                                                 ==========    ==========
See notes to condensed financial statements

                               BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ended December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.


NOTE 2 - STATEMENTS OF CASH FLOWS

For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended April 1, 2000 and April 3, 1999 was $146,000 and $104,000,
respectively. The Company had no cash payments for the thirteen weeks ending April 1, 2000, for income taxes, compared to $40,698 for the thirteen weeks ending April 3, 1999.


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

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 5 - ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following:

                                                April 1,          January 1,
                                                  2000              2000
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $3,080,000         $2,271,000
       Non-factored accounts
         receivable...............             1,100,000          1,525,000
                                               ---------         ----------
                                              $4,180,000         $3,796,000
                                              ==========         ==========
NOTE 6 - INVENTORIES

     Inventories are summarized as follows:

                                                April 1,          January 1
                                                  2000              2000
                                                  ----              ----
     Finished and in process....              $2,825,000         $3,235,000
     Raw materials..............               1,162,000          1,345,000
     Dyes and chemicals.........                 327,000            343,000
     Other......................                 120,000            139,000
                                               ---------          ---------
                                              $4,434,000         $5,062,000
                                              ==========         ==========


 NOTE 7 - LINE OF CREDIT

Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000 and a $1,750,000 Letter of Credit facility. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. At April 1, 2000, the Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of April 1, 2000 the Company had no borrowings from its factor.

NOTE 8 - LONG-TERM DEBT

On March 29, 1996, the Company entered into a loan agreement with its bank providing for a term loan of $6,000,000. The term loan refinanced the two formerly existing term loans, and accordingly, all term obligations were consolidated into the one $6,000,000 obligation. This new loan is secured by:

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 8 - LONG-TERM DEBT (continued)

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

The annual principal maturities of long-term debt at April 1, 2000 are as follows:

                  Current portion                        $  750,000
                  2001/2002                  750,000
                  2002/2003                  750,000
                  2003/2004                  750,000
                  2004/2005                  750,000
                  Thereafter                 625,000      3,625,000
                                           ---------      ---------
                                                         $4,375,000


Under the loan agreement, the Equipment Line of Credit was converted to a long-term note payable in 84 installments. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at April 1, 2000 based on the current amount owned are as follows:

                         Current Portion                 $  428,571
                         2001/2002       $  428,571
                         2002/2003          428,571
                         2003/2004          428,571
                         2004/2005          428,571
                         Thereafter         785,716       2,500,000
                                            -------       ---------
                                                         $2,928,571

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

The items which comprise deferred tax assets and liabilities are as follows:

                                         April 1,       January 1,
                                           2000           2000
                                           ----           ----
    Deferred Tax Assets:
    Alternative minimum taxes paid      $  349,000    $   349,000
    Net operating loss carry forward       165,000            ---
    Other                                    7,700          7,700
                                         ---------      ---------
                                        $  521,700    $   356,700
                                        ==========     ==========
    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $2,100,700     $2,100,700
      Undistributed earnings of foreign
         affiliate, net of tax credit       24,850         21,100
                                         ---------      ---------
                                        $2,125,550     $2,121,800
                                        ==========     ==========


                                           Thirteen Weeks Ended
                                           --------------------
                                          April 1,       April 3
    Provision (credit) for income taxes    2000            1999
                                           ----            ----
        consists of:
        Deferred                        $(165,000)     $   57,700
        Federal                              ---           22,700
        State                                ---           20,600
                                         ---------     ----------
                                        $(165,000)     $  101,000
                                         =========     ==========



NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the period ended April 1, 2000 and April 3, 1999.

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 11 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At April 1, 2000, the Company had $3,080,000 due from its factor of which $2,599,000 matured on April 24, 2000. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


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

c) The Company was committed to one outstanding irrevocable import Letter of Credit for yarn purchases. The Letter of Credit has a latest ship date of April 15, 2000, expiring April 28, 2000, in the amount of $115,000 payable at 120 days of Bill of Lading date.

d) The Company and Titan Textile Company, Inc., signed an agreement which became effective April 1, 1999, whereby the Company sold its friction texturing equipment to Titan and in turn will purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements exceeds 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when POY prices increase or decrease by 5% or more.

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

f) On November 18, 1999, the Company entered into a three year agreement with Trio Marketing & Sales Company, LLC (Trio) to market and sell imported yarns. Under the agreement the Company will import yarns which would be marketed and sold by Trio. Trio will receive a commission based on the net sales price. The commission would be 4% during the first six months of the contract and 3% thereafter. Trio would also receive 15% of the profits before taxes realized on the sales of the yarns.


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS

The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. During the first quarter, the Company had purchases from Fytek of $506,000 compared to $342,000 in 1999. At April 1, 2000, Fytek owed the Company $82,000 for leased equipment which was paid for in April 2000.


Financial information for Fytek is as follows:

                              STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                  (Unaudited)

                                                 1st Quarter
                                                 -----------
                                                2000      1999
                                                ----      ----

Net Sales                                     $2,348     $1,496

Gross Profit                                     267        130

Income from continuing
   operations                                    239         86

Income before taxes                              239         86

Provision for income tax                          88        109
                                              -------    -------
 Net Income  (Loss)                           $  151     $  (23)
                                              =======    =======

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)

Fytek's financial information (continued):

                                 BALANCE SHEETS
                         (In thousands of U.S. dollars)

                                                March 31,     March 31,
                                                 2000          1999
                                              (Unaudited)    (Unaudited)
                                              -----------    -----------
     ASSETS
Current assets                                  $4,715         $3,561
Non-current assets                                 176            288
                                                -------       -------
  Total Assets                                  $4,891         $3,849
                                                =======       =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $3,807         $2,939
Non-current liabilities                              0              0
                                                -------        -------
  Total Liabilities                             $3,807         $2,939

Shareholders equity                             $1,084         $  910
                                                -------        -------

Total Liabilities & Shareholders' Equity        $4,891         $3,849
                                                =======        =======

During the first quarter of 2000, the Company purchased $375,000 of yarn from Nafees Cotton Mills, Ltd. The Company pays for the purchase by Letter of Credit at 120 days from Bill of Lading date. Future purchases can reasonably be anticipated if the Company receives orders for the Nafees yarns.

Humayun N. Shaikh, Chairman and CEO of the Company is also Director of Nafees Cotton Mills, Ltd. Aehsun Shaikh, Director of the Company is also Director of Nafees Cotton Mills, Ltd., since 1993 and of Legler-Nafees Denim Mills, Ltd., since 1999.


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS

In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 1999 or for the thirteen weeks ended April 1, 2000.


NOTE 15 - EARNINGS PER SHARE

Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended April 1, 2000, and April 3, 1999.

                               BURKE MILLS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

2000 Compared to 1999
---------------------

The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                                     Thirteen Weeks Ended
                                                    April 1,       April 3,
                                                     2000           1999
                                                     ----           ----
Net Sales                                           100.0%         100.0%
Cost of Sales                                        93.7           87.2
                                                    -----          -----
Gross Profit                                          6.3           12.8
  Selling, General, Administrative
     and Factoring Costs                              8.9            9.2
                                                     -----         -----
  Operating Earnings (Loss)                          (2.6)           3.6
  Interest Expense                                    1.3            1.1
  Other (Income) - net                               (0.2)          (0.1)
                                                     -----          -----
  Income (Loss) before Income Taxes                  (3.7)           2.6
  Equity in Net Earnings (Loss) of Affiliate          0.7           (0.6)
  Income Taxes (Credit)                              (1.3)           1.0
                                                     -----         -----
Net Income (Loss)                                    (1.7)           1.0%
                                                     =====         =====


                       THIRTEEN WEEKS ENDED April 1,2000
                 COMPARED TO THIRTEEN WEEKS ENDED April 3, 1999


Net Sales
---------

Net sales for the thirteen weeks ended April 1, 2000 increased by 10.6% to $11,058,000 compared to $9,996,000 for the first quarter 1999. Pounds shipped increased by 18.6% compared to 1999. The increase in net sales is primarily due to stronger market conditions during the quarter.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

Cost of Sales and Gross Margin
------------------------------

Cost of sales for the thirteen week period of 2000 increased by 18.8% on a sales increase of 10.6%.

Raw yarn prices continued to increase during the quarter resulting in a decrease in margins on materials. Although the company will increase prices to customers, all of the raw yarn price increase cannot be shifted to customers, and there is a lag from the time the raw yarn price increase is realized to the time the prices are increased to customers.

Although sales increased in the first quarter of 2000, the Company produced less as compared to the first quarter of 1999, as it reduced inventory levels in 2000 and increased inventory levels in 1999. The lower production caused the Company overhead cost per pound produced to increase.

As a result of a 10.6% increase in net sales and an 18.8% increase in cost of sales, the Company's gross margin decreased to 6.3% from 12.8% in the first quarter of 1999.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses for the first quarter of 2000 increased by $74,000 or 8.4%. The increase is the result of $204,000 recorded to bad debt expense for one customer that is believed will file for bankruptcy in the near future.

Factor's Charges
----------------

Factor's charges were .3% of net sales compared to .4% in 1999. The percentage of sales factored decreased during the quarter. There was no change in the Company's factoring agreement.

Interest Expense
----------------

Interest expense for the first quarter increased by $39,000 as the Company increased its long-term debt. The Company borrowed $2,000,000 and $1,000,000 against its line of credit in the fourth quarter of 1999 and the first quarter of 2000, respectively.

Interest Income
---------------

Interest income for the first quarter of 2000 decreased as a result of a decrease in average funds invested.

Equity in Net Earnings (Loss) of Affiliate
------------------------------------------

The Company recorded $75,000 as income from Fytek, S.A. de C.V, its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Also see Note 13.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)


Income Before Provision for Income Taxes
----------------------------------------

For the thirteen weeks ended April 1, 2000, the Company recorded a loss of $426,000 before credit for taxes compared to income before taxes of $266,000 in 1999, primarily as a result of lower gross margin and a $204,000 bad debt expense recorded in 2000.


Provision for Income Taxes
--------------------------

The Company recorded a credit for income taxes of $165,000 for the first quarter of 2000 compared to a provision of $101,000 for 1999.


Liquidity and Capital Resources
-------------------------------

The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of April 1, 2000, the Company had $3,080,000 due from its factor of which $2,599,000 matured on April 24, 2000. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank under which the Company may borrow up to $3,000,000 for the acquisition of production machinery, and a $1,750,000 Letter of Credit facility. The Company borrowed $3,000,000 from the line of credit and converted the line of credit to long-term debt on February 29, 2000 (see Note 8).

The Company's working capital at April 1, 2000, aggregated $6,695,000 representing a working capital ratio of 2.6 to 1 compared with a working capital of $5,964,000 at January 1, 2000, and a working capital ratio of
2.4 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at April 1, 2000:

         Cash, cash equivalents and receivables...........     $5,342,000
         Current liabilities..............................      4,254,000
                                                                ---------

         Excess of quick assets over current liabilities..     $1,088,000

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

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

During the thirteen weeks of 2000, the Company acquired and made deposits on new machinery and equipment of approximately $314,000 as set forth in the accompanying statement of cash flows. For the balance of 2000, the Company anticipates the acquisition of machinery and equipment of approximately $1,186,000 which, together with the acquisitions and deposits on acquisitions incurred to April 1, 2000, will aggregate an anticipated acquisition of new machinery of approximately $1,500,000 in 2000. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents increased for the thirteen weeks ended April 1, 2000, to $1,162,000 from $593,000 at January 1, 2000 primarily as a result of a long-term loan of $1,000,000, decreases in inventory of $629,000, proceeds from sale of property assets of $60,000, reduction in other assets of $101,000, offset in part by an increase in accounts receivable of $385,000, acquisition of property assets of $314,000, principal payments of long-term debt of $259,000 and decreases in accounts payable and accrued items of $293,000.


Year 2000 Compliance
---------------------

After the first quarter of the year 2000, the Company has had no information systems, non-information systems, or supplier problems related to the year 2000.

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


Forward Looking Statements (continued)
-------------------------------------

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

                                BURKE MILLS, INC.

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on 8-K

    (a)  Exhibits - Financial Data Schedule


    (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks April 1, 2000.

                                BURKE MILLS, INC.

                             Financial Data Schedule

                    Pursuant to Item 601(c) of Regulation S-K

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
         FROM THE FINANCIAL STATEMENTS INCLUDED IN THE QUARTERLY REPORT
          ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
             SUCH FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS ENDED
                                  April 1, 2000


ITEM NUMBER                ITEM DESCRIPTION                        AMOUNT
5-02(1)           Cash and cash items                           $1,161,726
5-02(2)           Marketable securities                                  0
5-02(3)(a)(1)     Notes and accounts receivable - trade          4,180,255
5-02(4)           Allowances for doubtful accounts                       0
5-02(6)           Inventory                                      4,433,602
5-02(9)           Total current assets                          10,949,272
5-02(13)          Property, plant and equipment                 31,134,649
5-02(14)          Accumulated depreciation                      16,371,082
5-02(18)          Total assets                                  26,260,142
5-02(21)          Total current liabilities                      4,254,346
5-02(22)          Bonds, mortgages and similar debt              6,125,000
5-02(28)          Preferred stock- mandatory redemption                  0
5-02(29)          Preferred stock-no mandatory redemption                0
5-02(30)          Common stock                                   1,809,171
5-02(31)          Other stockholders' equity                    11,946,075
5-02(32)          Total liabilities and stockholders' equity    26,260,142
5-03(b)1(a)       Net sales of tangible products                11,057,698
5-03(b)1          Total revenues                                11,057,698
5-03(b)2(a)       Cost of tangible goods sold                   10,361,310
5-03(b)2          Total costs and expenses applicable
                     to sales and revenues                      10,361,310
5-03(b)3          Other costs and expenses                               0
5-03(b)5          Provision for doubtful accounts & notes          204,000
5-03(b)(8)        Interest and amortization of debt discount       145,731
5-03(b)(10)       Income (loss) before taxes and other items      (351,261)
5-03(b)(11)       Income tax expense (credit)                     (165,000)
5-03(b)(14)       Income (loss) continuing operations             (186,261)
5-03(b)(15)       Discontinued operations                                0
5-03(b)(17)       Extraordinary items                                    0
5-03(b)(18)       Cumulative effect - changes in
                     accounting principles                               0
5-03(b)(19)       Net income or loss                              (186,261)
5-03(b)(20)       Earnings per share - primary                       ($.07)
5-03(b)(20)       Earnings per share - fully diluted                 ($.07)

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






                                                    BURKE MILLS, INC.
                                                    -----------------
                                                      (Registrant)





Date:  May 12, 2000                             BY:  Charles P. McCamy   /s
                                                     -----------------------
                                                     Charles P. McCamy
                                                     (President)



Date:  May 12, 2000                             BY:  Thomas I. Nail     /s
                                                     -----------------------
                                                     Thomas I. Nail
                                                  (Vice President Finance)
                                                  (Principal Accounting Officer)
                                                  (Principal Financial Officer)