Form 10-Q
period 2000-07-01
BURKE MILLS INC
filed 2000-08-15
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 7, 2000, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                               BURKE MILLS, INC.

                                     INDEX




PART  1 - FINANCIAL INFORMATION                              Page Number

Item 1 - Financial Statements
-----------------------------

   Condensed Balance Sheets:
      July 1, 2000, and January 1,2000                               3

   Condensed Statements of Operations and Retained Earnings:
      Thirteen Weeks Ended July 1, 2000 and July 3, 1999
      Twenty-six Weeks Ended July 1, 2000 and July 3, 1999           4

   Statements of Cash Flows:
      Twenty-six Weeks Ended July 1, 2000 and July 3, 1999           5

   Notes to Condensed Financial Statements                           6


Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations           12
---------------------------------------------------------


Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote by Security Holders        18
------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K                           18
         Item 6(a)- Exhibit 27 - Financial Data Schedule            19
         -----------------------------------------------


SIGNATURES                                                          20

                               BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                  July 1,        January 1,
                                                    2000           2000
                                                 (Unaudited)      (Note A)
                                                 -----------      --------
        ASSETS
Current Assets
  Cash and cash equivalents                     $ 1,385,766     $   592,513
  Accounts receivable                             4,442,520       3,795,519
  Inventories                                     4,675,476       5,062,294
  Prepaid expenses, taxes and other
     current assets                                 483,267         537,980
  Deferred income taxes                             616,522         356,722
                                                  ---------      ----------
                  Total Current Assets           11,603,551      10,345,028
                                                -----------     -----------

Equity Investment in Affiliate                      628,228         455,728
                                                    -------         -------

Property, Plant and Equipment - at cost          31,350,160      31,154,954
  Less:  Accumulated depreciation                16,927,897      16,078,440
                                                -----------      ----------
Property, Plant and Equipment - Net              14,422,263      15,076,514
                                                -----------      ----------
Other Assets
  Deferred Charges & Other Non Current Assets        70,419         118,102
                                                    -------         -------
                 Total Assets                   $26,724,461     $25,995,372
                                                ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt          $ 1,178,571     $ 1,011,905
  Accounts payable                                2,638,954       2,929,217
  Accrued salaries, wages and vacation pay          523,427         200,911
  Other liabilities and accrued expenses            734,991         239,437
  Income taxes payable                                    0            ---
                                                 ----------      ----------
                  Total Current Liabilities       5,075,943       4,381,470

Long-term Debt                                    5,830,357       5,550,595

Deferred Income Taxes                             2,130,425       2,121,800
                                                 ----------      ----------
                  Total Liabilities             $13,036,725     $12,053,865
                                                ===========     ===========
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -2,741,168 shares      1,809,171       1,809,171
    Paid-in capital                               3,111,349       3,111,349
    Retained earnings                             8,767,216       9,020,987
                                                  ---------       ---------
Total Shareholders' Equity                       13,687,736      13,941,507
                                                 ----------      ----------
Total Liabilities & Shareholders' Equity        $26,724,461     $25,995,372
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

                               BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                               Thirteen Weeks Ended      Twenty-six Weeks Ended
                                July 1,    July 3,        July 1,     July 3,
                                 2000       1999           2000        1999
                                ------     ------         ------      ------
Net Sales                   $10,457,253  $10,795,724   $21,514,951  $20,791,693
---------                   -----------  -----------   -----------  -----------

Cost and Expenses
  Cost of Sales               9,680,539    9,782,323    20,041,849   18,501,492
  Selling, General and
    Administrative Expenses     826,972    1,233,259     1,776,290    2,108,960
  Factor's Charges               42,346       35,125        79,879       72,702
                                 ------       ------        ------       ------
Total Costs and Expenses     10,549,857   11,050,707    21,898,018   20,683,154
                             ----------   ----------    ----------   ----------

Operating Earnings/(Loss)       (92,604)    (254,983)     (383,067)     108,539
                               --------      -------       -------      -------

Other Income
  Interest Income                19,302       19,346        32,799       48,988
  Gain on Disposal of Property    4,500      214,269        31,874      224,740
  Other, net                      4,506        1,919         5,509        2,629
                                -------      -------       -------      -------
    Total                        28,308      235,534        70,182      276,357
                                -------      -------       -------      -------

Other Expenses
  Interest Expense              151,500       98,560       297,231      205,668
  Other, net                     35,394       31,478        67,335       62,954
                                -------      -------       -------      -------
    Total                       186,894      130,038       364,566      268,622
                                -------      -------       -------      -------

Income/(Loss) before Provision
  for Income Taxes and Equity
  in Net Earnings of Affiliate (251,190)    (149,487)     (677,451)     116,274

Provision/(Credit) for
  Income Taxes                  (86,180)     (50,462)     (251,180)      50,538
                                -------      -------       -------      -------
Net Income/(Loss) before Equity
  in Net Earnings of Affiliate (165,010)     (99,025)     (426,271)      65,736

Equity in Net Earnings of
  Affiliate                      97,500      158,900       172,500       99,900
                                -------      -------        ------      -------
Net Income (Loss)               (67,510)      59,875      (253,771)     165,636

Retained Earnings at Beginning
  of Period                   8,834,726    9,414,063     9,020,987    9,308,302
                             ----------   ----------    ----------   ----------
Retained Earnings at End
  of Period                  $8,767,216   $9,473,938    $8,767,216   $9,473,938
                             ==========   ==========    ==========   ==========

Earnings (Loss) Per Share    $    (.02)   $      .02   $     (.09)   $      .06
                             ==========   ==========    ==========   ==========
Dividends Per Share of
  Common Stock                 None         None          None         None
                             ==========   ==========    ==========   ==========
Weighted Average Common
  Shares Outstanding          2,741,168    2,741,168     2,741,168    2,741,168
                             ==========   ==========    ==========   ==========

See notes to condensed financial statements.

                               BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               Twenty-six Weeks Ended
                                               ----------------------
                                              July 1,           July 3,
                                               2000              1999
                                               ----              ----
Cash flows from operating activities:
  Net Income (Loss)                         $ (253,771)        $ 165,636
                                             ---------         ---------
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation                             1,165,037           957,080
    Equity in earnings of affiliate           (172,500)          (99,900)
    Gain on disposal of property assets        (31,874)         (224,740)
    Provision for deferred income taxes       (251,175)          (57,536)
    Changes in assets and liabilities:
    Accounts receivable                       (647,001)       (1,741,079)
    Inventories                                386,818          (914,881)
    Prepaid expenses, taxes and other
          current assets                        54,713          (368,301)
    Other non-current assets                    47,683          (181,275)
    Accounts payable                          (290,262)        2,792,371
    Accrued salaries, wages and vacation pay   322,516           301,110
    Other liabilities and accrued expenses     495,554           237,851
                                               -------          --------
                        Total Adjustments    1,079,509           700,700
                                              --------          --------

Net cash provided by operating activities      825,738           866,336
                                              ---------         ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                               (543,413)       (3,642,764)
    Proceeds from sale of equipment             64,500           524,693
                                                ------           -------
Net cash (used) by investing activities       (478,913)       (3,118,071)
                                              ---------         ---------

Cash flows from financing activities:
   Principal payments of long-term debt       (553,572)         (375,000)
   Proceeds from long-term bank note         1,000,000                 0
                                              ---------         ---------

Net cash provided (used) by
   financing activities                        446,428          (375,000)
                                              ---------         ---------

Net increase (decrease) in cash and
   cash equivalents                            793,253        (2,626,735)

Cash and cash equivalents at
   beginning of year                           592,513         3,384,439
                                             ---------         ---------

CASH AND EQUIVALENTS AT END OF
         SECOND QUARTER                     $1,385,766        $  757,704
                                             ==========       ==========

See notes to condensed financial statements

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ended December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------

For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the twenty-six weeks ended July 1, 2000 and July 3, 1999 was $296,000 and $212,000, respectively. The company had no cash payments for the twenty-six weeks ending July 1, 2000 for income taxes compared to $41,00 for the twenty-six weeks ending July 3, 1999.


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

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
     Accounts receivable are comprised of the following:

                                                July 1,          January 1,
                                                  2000              2000
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $3,691,000        $2,271,000
       Non-factored accounts
         receivable...............               752,000         1,525,000
                                               ---------         ----------
                                              $4,443,000        $3,796,000
                                              ==========         ==========
NOTE 6 - INVENTORIES
--------------------
     Inventories are summarized as follows:

                                                July 1,          January 1,
                                                  2000              2000
                                                  ----              ----
     Finished and in process....              $3,078,000         $3,235,000
     Raw materials..............               1,141,000          1,345,000
     Dyes and chemicals.........                 317,000            343,000
     Other......................                 139,000            139,000
                                               ---------          ---------
                                              $4,675,000         $5,062,000
                                              ==========         ==========


NOTE 7 - LINE OF CREDIT
-----------------------

Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000 and a $1,750,000 Letter of Credit facility. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. At July 1, 2000, the Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of July 1, 2000 the Company had no borrowings from its factor.


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

The annual principal maturities of long-term debt at July 1, 2000 are as follows:

                Current portion                         $  750,000
                  2001/2002                  750,000
                  2002/2003                  750,000
                  2003/2004                  750,000
                  2004/2005                  750,000
                  Thereafter                 437,500      3,437,500
                                           ---------      ---------
                                                         $4,187,500

Under the loan agreement, the Equipment Line of Credit was converted to a long-term note payable in 84 installments. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at July 1, 2000 based on the current amount owned are as follows:

               Current Portion                           $  428,571
                 2001/2002                $  428,571
                 2002/2003                   428,571
                 2003/2004                   428,571
                 2004/2005                   428,571
                 Thereafter                  678,573      2,392,857
                                             -------      ---------
                                                         $2,821,428

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

The items which comprise deferred tax assets and liabilities are as follows:
                                          July 1,       January 1,
                                           2000            2000
                                           ----            ----
    Deferred Tax Assets:
    Alternative minimum taxes paid      $ 349,000     $   349,000
    Net operating loss carry forward      259,800             ---
    Other                                   7,700           7,700
                                         ---------      ---------
                                        $ 616,500     $   356,700
                                         =========      =========


    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $2,100,700     $2,100,700
      Undistributed earnings of foreign
         affiliate, net of tax credit       29,725         21,100
                                         ---------      ---------
                                        $2,130,425     $2,121,800
                                        ==========     ==========


                                           Twenty-Six Weeks Ended
                                            --------------------
                                           July 1,       July 3,
    Provision (credit) for income taxes     2000          1999
                                            ----          ----
        consists of:
        Deferred                        $(251,180)      $ (57,536)
        Federal                               ---          99,063
        State                                 ---           9,011
                                         ---------     ----------
                                        $(251,180)      $  50,538
                                         =========     ==========


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------

The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the period ended July 1, 2000 and July 3, 1999.

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At July 1, 2000, the Company had $3,691,000 due from its factor of which $3,177,000 matured on July 21, 2000. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


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


c) The Company was committed to three outstanding irrevocable import Letter of Credit for yarn purchases. The Letter of Credits are:

   1. Amount of $52,442, payable 120 days of Bill of Lading date, latest ship day June 15, 2000, expiration date 6/30/2000.

   2. Amount of $106,550, payable 120 days of Bill of Lading date, latest ship date July 15, 2000, expiration date 7/20/2000.

   3. Amount of $108,300, payable 180 days of Bill of Lading date, latest ship date July 20, 2000, expiration date 7/31/2000.

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

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 12 - COMMITMENTS (continued)
---------------------------------

e) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No provision has been made in 2000. This situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------

The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. During the second quarter, the Company had purchases from Fytek of $1,119,000 compared to $832,000 in 1999.
Financial information for Fytek is as follows:

                              STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                  (Unaudited)

                               STATEMENT OF INCOME
                   (In thousands of U.S. dollars)(Unaudited)

                                    2nd Quarter              Six Months
                                    -----------              ----------
                                  2000        1999          2000     1999
                                  ----        ----          ----     ----

Net Sales                        $2,164      $2,076        $4,512   $3,572

Gross Profit                        231         286           498      416

Income from continuing
   operations                       296         253           535      339

Income before taxes                 296         253           535      339

Provision for income tax            102          58           190      167
                                  -------     ------      -------   -------
 Net Income                      $  194      $  195        $  345   $  172
                                 =======     =======      =======   =======

                               BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------
Fytek's financial information (continued):

                                 BALANCE SHEETS
                         (In thousands of U.S. dollars)

                                                June 30,      Dec. 31,
                                                 2000          1999
                                              (Unaudited)    (Audited)
                                              -----------    -----------
     ASSETS
Current assets                                  $3,739         $4,176
Non-current assets                                 163            144
                                                -------       -------
  Total Assets                                  $3,902         $4,320
                                                =======       =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $2,623         $3,386
Non-current liabilities                              0              0
                                                -------        -------
  Total Liabilities                             $2,623         $3,386

Shareholders equity                             $1,279         $  934
                                                -------        -------

Total Liabilities & Shareholders' Equity        $3,902         $4,320
                                                =======        =======

During the twenty-six weeks ended July 1, the Company purchased $482,000 of yarn from Nafees Cotton Mills, Ltd. The Company pays for the purchase by Letter of Credit at 120 days from Bill of Lading date. Future purchases can reasonably be anticipated if the Company receives orders for the Nafees yarns. Humayun N. Shaikh, Chairman and CEO of the Company is also Director of Nafees Cotton Mills, Ltd. Aehsun Shaikh, Director of the Company is also Director of Nafees Cotton Mills, Ltd., since 1993 and of Legler-Nafees Denim Mills, Ltd., since 1999.


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------

In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long- lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 1999 or for the twenty-six weeks ended July 1, 2000.


NOTE 15 - EARNINGS PER SHARE
----------------------------

Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the twenty-six week periods ended July 1, 2000, and July 3, 1999.

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

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks           Twenty-six Weeks
                                       Ended                     Ended
                                  --------------------      -------------------
                                   July 1,  July 3,        July 1,    July 3,
                                    2000     1999           2000       1999
                                    ----     ----           ----       ----
Net Sales                          100.0%   100.0%         100.0%     100.0%
  Cost of Sales                     92.6     90.6           93.1       89.0
                                    ----     ----           ----       ----
  Gross Profit                       7.4      9.4            6.9       11.0
  Selling, General, Administrative
         and Factoring Costs         8.3     11.7            8.6       10.5
                                    ----     ----           ----       ----
  Operating Earnings (Loss)         (0.9)    (2.3)          (1.7)       0.5
  Interest Expense                   1.4      0.9            1.4        1.0
  Other (Income) - net               0.1     (1.9)             -       (1.0)
                                    ----     ----            ----      ----
  Income (Loss) before
         Income Taxes               (2.4)    (1.3)          (3.1)       0.5
  Equity in Net Earnings (Loss)
     of Affiliate                    0.9      1.4            0.8        0.5
  Income Taxes (Credit)             (0.8)     (0.5)         (1.2)       0.2
                                    ----      ----          ----        ---
Net Income (Loss)                   (0.7)%    0.6%          (1.1)%      0.8%
                                   ======   ======         ======     ======


                        THIRTEEN WEEKS ENDED JULY 1, 2000
                 COMPARED TO THIRTEEN WEEKS ENDED JULY 3, 1999

Net Sales
---------

Net sales for the thirteen weeks ended July 1, 2000, decreased by 3.1% to $10,457,000 compared to $10,796,000 for the second quarter of 1999. Pounds shipped increased by 2.7% compared to 1999. The decrease in net sales was primarily due to a decline in sewing thread business, as one of the threads distributors went out of business.

                               BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


Cost of Sales and Gross Margin
------------------------------

Cost of sales for the thirteen weeks of 2000 decreased by 1.0% on a sales decrease of 3.1%.

During the quarter the company recorded a $176,000 markdown for slow moving and obsolete inventory.

The company experienced raw yarn price increases in the first quarter of 2000 which could not be totally shifted to customers, as opposed to sales price decreases in the first and second quarters of 1999.

As a result of a 3.1% decrease in net sales and a 1.0% decrease in cost of sales, the company's gross margin decreased to 7.4% compared to 9.4% in the second quarter of 1999.


Selling, General and Administrative Expenses
--------------------------------------------

Selling general and administrative expenses decreased by $406,000 compared to the second quarter of 1999. Although the company recorded severance of $150,000 for its former President, this cost was offset by reductions in other salaries cost and a decrease in professional services. Also, the company had incurred a one time cost of $362,000 in the second quarter of 1999 for the training and data conversion of its new software.


Factor's Charges
----------------

Factor's charges increased to .4% as compared to .3% of sales in 1999. The percent of sales factored increased during the quarter.

Interest Expense
----------------

Interest expense increased by $53,000 as a result of an increase in long-term debt.

Interest Income
---------------

Interest income for the second quarter of 2000 remained relatively the same as the second quarter of 1999.

Equity in Net Earnings (Loss) of Affiliate
-----------------------------------

The Company recorded $97,500 as earnings from Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.

                               BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


Income (Loss) before Provision for Income Taxes
-----------------------------------------------

For the thirteen weeks ended July 1, 2000 the Company recorded an operating loss primarily as a result of a decline in sales, a lower gross margin, and a reduction in earnings by a foreign affiliated company.


Provision (Credit) for Income Taxes
------------------------------------

The Company recorded credit for income taxes of $86,000 for the second quarter of 2000, compared to a credit of $50,000 in 1999.

                               BURKE MILLS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)
                TWENTY-SIX WEEKS ENDED JULY 1, 2000 COMPARED TO
                      TWENTY-SIX WEEKS ENDED JULY 3, 1999

2000 Compared to 1999

Net Sales
---------

Net sales for the twenty-six weeks ended July 1, 2000, increased by 3.5% to $21,515,000 compared to $20,792,000 for the similar period of 1999. Pounds shipped increased by 9.6% compared to 1999. The increase in net sales is primarily due to stronger market conditions in the first quarter of 2000.


Cost of Sales and Gross Margin
------------------------------

Cost of goods sold increased by 8.3% on a net sales increase of 3.5% and an increase of 9.6% on pounds shipped. The company experienced increases in the cost of raw yarns during the first quarter as compared to decreases in raw yarn cost in the first six months of 1999. The company increased sale prices where possible, but could not pass along all of the cost increases. Also, the company recorded $221,000 for the markdown of slow moving and obsolete inventory.

As a result of an increase in sales of 3.5% and an increase in cost of sales of 8.3%, the company's gross margin declined to 6.9% compared to 11.0% in 1999.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by $333,000. In 1999 the company had a one time cost of $540,000 related to the training and data conversion for its new software. Also, the company recorded severance of $150,000 for its former President in the second quarter of 2000.


Factor's Charges
----------------

Factor charges for the twenty-six week period increased as a percentage of net sales to .4%, compared to .3% in 1999. The percentage of sales factored increased in 2000.


Interest Expense
----------------

Interest expense for the twenty-six week period increased by $92,000 as a result of an increase in long-term debt.


Interest Income
---------------

Interest income for the twenty-six week period decreased due to a decrease in average funds invested.

                               BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

Gain on Disposal of Equipment
-----------------------------

In 1999 the Company sold its friction texturing equipment, which had a gross value of $1,342,000 and a net book value of $230,000 for $446,000 (also see Note 12 Commitments), resulting in a gain on disposal of $216,000.

Also, the Company replaced dyeing equipment with a gross value of $86,000 and a net book value of $26,000, resulting in a loss on disposal of $26,000.

These were the major transactions which netted a gain on disposal of equipment in 1999.


Equity in Net Earnings of Affiliate
-----------------------------------

The Company recorded $172,500 as earnings from Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.


Income (Loss) before Provision for Income Taxes
-----------------------------------------------

For the twenty-six weeks ended July 1, 2000, the Company recorded a loss on operations primarily as a result of an increase in cost of sales resulting in a gross margin of 6.9% compared to 11% in 1999.

Provision (Credit) for Income Taxes
-----------------------------------

The Company recorded a credit for taxes of $251,000 for the twenty-six weeks of 2000, compared to a provision of $51,000 in 1999.


Liquidity and Capital Resources
-------------------------------

The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of July 1, 2000, the Company had $3,691,000 due from its factor of which $3,177,000 matured on July 21, 2000. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank and under which the Company may borrow up to $3,000,000 for the acquisition of production machinery, and a $1,750,000 Letter of Credit facility. The Company borrowed $3,000,000 from the Line of Credit and converted the Line of Credit to long-term debt on February 29, 2000.

                               BURKE MILLS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)


Liquidity and Capital Resources (continued)
-------------------------------------------

The  Company's   working  capital  at  July  1,  2000,   aggregated   $6,480,000
representing a working capital ratio of 2.3 to 1 compared with a working capital of $5,964,000 at January 1, 2000, and a working capital ratio of 2.4 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at July 1, 2000:

         Cash, cash equivalents and receivables...........     $5,828,000
         Current liabilities..............................      5,076,000
                                                                ---------

         Excess of quick assets to current liabilities...     $  752,000

The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation.

During the twenty-six weeks of 2000, the Company acquired and made deposits on new machinery and equipment of approximately $543,000 as set forth in the accompanying statement of cash flows. For the balance of 2000, the Company anticipates the acquisition of machinery and equipment of approximately $457,000 which, together with the acquisitions and deposits on acquisitions incurred to July 1, 2000, will aggregate an anticipated acquisition of new machinery of approximately $1,000,000 in 2000. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents increased for the twenty-six weeks ended July 1, 2000, to $1,386,000 from $593,000 at January 1, 2000 primarily as a result of a long-term loan of $1,000,000, decreases in inventory of $386,000, proceeds from sale of property assets of $64,000, reduction in other assets of $48,000, offset in part by an increase in accounts receivable of $647,000, acquisition of property assets of $543,000, principal payments of long-term debt of $554,000 and decreases in accounts payable of $290,000.


Year 2000 Compliance
--------------------

After the first twenty-six weeks of the year 2000, the Company has had no information systems, non-information systems, or supplier problems related to the year 2000. On May 29, 1999, the Company began using a new fully integrated system that replaced its manufacturing and accounting software. The new software was installed to improve the Company's information efficiencies and bring the Company into compliance for all critical applications affected by the year 2000. During 1999, the Company experienced an effect on earnings of $1,186,000 for data conversion and training. The cost to bring the existing software into compliance for year 2000 is not known as the company planned to replace the software.

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

                               BURKE MILLS, INC.


                          PART II - OTHER INFORMATION




Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Substituted Annual Meeting of shareholders was held on July 10, 2000. The results of such meeting will be submitted under
         Item 4 in the form 10Q covering the quarterly period ending September 30, 2000.

         There were no meetings of shareholders held during the 26 week period ended July 1, 2000.


Item 6 - Exhibits and Reports on 8-K

               (a)  Exhibits - Financial Data Schedule


               (b) Reports on Form 8-K - On May 15, 2000, Form 8-K was filed for the change of officers and a director.

                               BURKE MILLS, INC.

                            Financial Data Schedule

                   Pursuant to Item 601(c) of Regulation S-K

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS INCLUDED IN THE QUARTERLY REPORT
         ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
                           SUCH FINANCIAL STATEMENTS
                  FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2000


ITEM NUMBER          ITEM DESCRIPTION                               AMOUNT
5-02(1)              Cash and cash items                          $ 1,385,766
5-02(2)              Marketable securities                                  0
5-02(3)(a)(1)        Notes and accounts receivable - trade          4,442,520
5-02(4)              Allowances for doubtful accounts                       0
5-02(6)              Inventory                                      4,675,476
5-02(9)              Total current assets                          11,603,551
5-02(13)             Property, plant and equipment                 31,350,160
5-02(14)             Accumulated depreciation                      16,927,897
5-02(18)             Total assets                                  26,724,461
5-02(21)             Total current liabilities                      5,075,943
5-02(22)             Bonds, mortgages and similar debt              5,830,357
5-02(28)             Preferred stock- mandatory redemption                  0
5-02(29)             Preferred stock-no mandatory redemption                0
5-02(30)             Common stock                                   1,809,171
5-02(31)             Other stockholders' equity                    11,878,565
5-02(32)             Total liabilities and stockholders
                        equity                                     26,724,461
5-03(b)1(a)          Net sales of tangible products                21,514,951
5-03(b)1             Total revenues                                21,514,951
5-03(b)2(a)          Cost of tangible goods sold                   20,041,849
5-03(b)2             Total costs and expenses applicable
                        to sales and revenues                      20,041,849
5-03(b)3             Other costs and expenses                               0
5-03(b)5             Provision for doubtful accounts
                        and notes                                           0
5-03(b)(8)           Interest and amortization of debt
                        discount                                      297,231
5-03(b)(10)          Income before taxes and other items             (504,951)
5-03(b)(11)          Income tax expense                              (251,180)
5-03(b)(14)          Income/loss continuing operations               (253,771)
5-03(b)(15)          Discontinued operations                                0
5-03(b)(17)          Extraordinary items                                    0
5-03(b)(18)          Cumulative effect - changes in
                        accounting principles                               0
5-03(b)(19)          Net income or loss                              (253,771)
5-03(b)(20)          Earnings per share - primary                       $(.09)
5-03(b)(20)          Earnings per share - fully diluted                 $(.09)

                               BURKE MILLS, INC.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of

      1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





BURKE MILLS, INC.
(Registrant)




                                                By: Thomas I. Nail     /s
Date: August 15, 2000                             ________________________
                                                   Thomas I. Nail
                                                   (President)



                                                By:  Michael B. Smith   /s
Date: August 15, 2000                             _________________________
                                                  Michael B. Smith
                                                  (Principal Financial Officer)