Form 10-Q
period 2000-09-30
BURKE MILLS INC
filed 2000-11-14
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-5680

                                BURKE MILLS, INC.
             (Exact name of registrant as specified in its charter)

                    IRS EMPLOYER IDENTIFICATION (56-0506342)

                                 NORTH CAROLINA

         (State or other jurisdiction of incorporation or organization)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 7, 2000, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                               BURKE MILLS, INC.

                                     INDEX

PART  1 - FINANCIAL INFORMATION                              Page Number

Item 1 - Financial Statements

-----------------------------

   Condensed Balance Sheets:
      September 30, 2000, and January 1,2000                         3

   Condensed  Statements of Operations  and Retained  Earnings:
      Thirteen Weeks Ended September 30, 2000 and October 2, 1999 Thirty-Nine Weeks Ended September 30, 2000 and
               October 2, 1999.                                      4

   Statements of Cash Flows:
      Thirty-Nine Weeks Ended September 30, 2000
               and October 2, 1999                                   5

   Notes to Condensed Financial Statements                           6


Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations           13
---------------------------------------------------------


Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote by Security Holders        20
------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K                           20
         Item 6(a)- Exhibit 27 - Financial Data Schedule            21
 --------------------------------------------------------


SIGNATURES                                                          22

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                  Sept. 30,       Jan. 1,
                                                    2000           2000
                                                 (Unaudited)      (Note A)
                                                 -----------      --------
        ASSETS
Current Assets
  Cash and cash equivalents                     $ 1,602,824     $   592,513
  Accounts receivable                             3,967,705       3,795,519
  Inventories                                     4,507,162       5,062,294
  Prepaid expenses, taxes and other
     current assets                                 438,005         537,980
                                                -----------     -----------
                  Total Current Assets           10,515,696       9,988,306
                                                -----------     -----------

Equity Investment in Affiliate                      679,428         455,728
                                                -----------     -----------

Property, Plant and Equipment - at cost          31,412,295      31,154,954
  Less:  Accumulated depreciation                17,537,462      16,078,440
                                                -----------      ----------
Property, Plant and Equipment - Net              13,874,833      15,076,514
                                                -----------      ----------
Other Assets
  Deferred Charges & Other Non Current Assets        54,309         118,102
  Deferred income taxes                             817,932         356,722
                                                -----------     -----------
                Total Other Assets                  872,241         474,824
                                                -----------     -----------
                Total Assets                    $25,942,198     $25,995,372
                                                ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt          $ 1,178,571     $ 1,011,905
  Accounts payable                                2,740,776       2,929,217
  Accrued salaries, wages and vacation pay          362,146         200,911
  Other liabilities and accrued expenses            493,924         239,437
                                                 ----------      ----------
                  Total Current Liabilities       4,775,417       4,381,470

Long-term Debt                                    5,535,714       5,550,595

Deferred Income Taxes                             2,190,800       2,121,800
                                                 ----------      ----------
                  Total Liabilities              12,501,931      12,053,865
                                                 ----------      ----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -2,741,168 shares      1,809,171       1,809,171
  Paid-in capital                                 3,111,349       3,111,349
  Retained earnings                               8,519,747       9,020,987
                                                 ----------      ----------
Total Shareholders' Equity                       13,440,267      13,941,507
                                                 ----------      ----------
Total Liabilities & Shareholders' Equity        $25,942,198     $25,995,372
                                                ===========     ===========

Note A: The January 1, 2000, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)

                               Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                              ----------------------    -----------------------
                              Sept. 30      Oct. 2       Sept. 30     Oct. 2
                                2000         1999           2000       1999
                              --------     --------      --------    --------
Net Sales                   $ 9,278,855  $11,625,189   $30,793,806  $32,416,882
---------                   -----------  -----------   -----------  -----------
Costs and Expenses
  Cost of Sales               8,957,697   10,105,347    28,999,546   28,606,839
  Selling, General and
    Administrative Expenses     611,342    1,182,970     2,387,632    3,291,930
  Factor's Charges               38,392       47,375       118,271      120,077
                               --------     --------      --------     --------
Total Costs and Expenses      9,607,431   11,335,692    31,505,449   32,018,846
                             ----------    ----------    ----------  ----------

Operating Earnings/(Loss)      (328,576)     289,497      (711,643)     398,036
                               --------      --------     --------     --------
Other Income
  Interest Income                17,272       13,814        50,071       62,802
  Gain on
      Disposal of Property          ---         ---         31,874      224,740
  Other, net                     54,675        9,208        60,184       11,837
                                 ------       -------      -------      -------
    Total                        71,947       23,022       142,129      299,379
                                 -------      -------      -------      -------
Other Expenses
  Interest Expense              151,143      109,991       448,374      315,659
  Other, net                     31,927       31,082        99,262       94,036
                                -------      -------       -------      -------
    Total                       183,070      141,073       547,636      409,695
                                -------      -------       -------      -------
Income (Loss) before Provision for
  Income Taxes and Equity in Net
  Earnings (Loss) of Affiliate (439,699)     171,446    (1,117,150)     287,720

Provision/(Credit) for Income
  Taxes                        (141,030)      61,054      (392,210)     111,592
                                -------      -------       -------     -------
Net Income/(Loss) before Equity
  in Net Earnings of Affiliate (298,669)     110,392      (724,940)     176,128

Equity in Net Earnings (Losses)
   of Affiliate                  51,200      (82,000)      223,700       17,900
                                -------      -------       -------      -------
Net Income (Loss)              (247,469)      28,392      (501,240)     194,028

Retained Earnings at Beginning
   of Period                  8,767,216    9,473,938     9,020,987    9,308,302
                              ---------    ----------    ----------  ----------
Retained Earnings at End
   of Period                 $8,519,747   $9,502,330    $8,519,747   $9,502,330
                             ==========   ==========    ==========   ==========
Earnings (Loss) Per Share    $    (.09)   $      .01    $    (.18)   $      .07
                             ==========   ==========    ==========   ==========
Dividends Per Share of
   Common Stock                 None         None          None         None
                             ==========   ==========    ==========   ==========
Weighted Average Common
  Shares Outstanding          2,741,168    2,741,168     2,741,168    2,741,168
                             ==========   ==========    ==========   ==========

See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Thirty-Nine Weeks Ended
                                               ----------------------
                                               Sept. 30,        Oct. 2,
                                                 2000            1999
                                                 ----            ----
Cash flows from operating activities:
  Net Income (Loss)                         $ (501,240)      $  194,028
                                             ---------         ---------
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation                             1,774,602         1,397,387
    Provision for deferred income taxes       (392,210)           68,030
    Equity in earnings of affiliate           (223,700)          (17,900)
    Gain on disposal of property assets        (31,874)         (224,740)
    Changes in assets and liabilities:
      Accounts receivable                     (172,186)       (1,697,399)
      Inventories                              555,132          (504,157)
      Prepaid expenses, taxes and other
          current assets                        99,975          (199,539)
      Other non-current assets                  63,793            48,329
      Accounts payable                        (188,441)        2,111,387
      Income taxes payable                           -           (31,600)
      Accrued salaries, wages and vacation pay 161,235           289,990
      Other liabilities and accrued expenses   254,487           131,863
                                             ---------        -----------
                        Total Adjustments    1,900,813         1,371,651
                                             ---------        -----------

Net cash provided by operating activities    1,399,573         1,565,679
                                             ---------        -----------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                               (605,547)       (4,359,263)
    Proceeds from sale of equipment             64,500           524,693
                                                ------           -------
Net cash (used) by investing activities       (541,047)       (3,834,570)
                                              ---------         ---------

Cash flows from financing activities:
   Principal payments of long-term debt       (848,215)         (562,500)
   Proceeds from long-term bank note         1,000,000         1,396,000
                                              ---------         ---------
Net cash provided by
   financing activities                        151,785           833,500
                                              ---------         ---------
Net increase (decrease) in cash and
   cash equivalents                          1,010,311        (1,435,391)

Cash and cash equivalents at
   beginning of year                           592,513         3,384,439
                                             ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF
         THIRD QUARTER                      $1,602,824        $1,949,048
                                            ==========        ==========

See notes to condensed financial statements

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------

For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended September 30, 2000 and October 2, 1999 was $448,000 and $322,000, respectively. The Company had no cash payments for the thirty-nine weeks ending September 30, 2000 for income taxes and received $23,000 for a refund compared to $41,000 paid for the thirty-nine weeks ending October 2, 1999.

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

Revenue recognition - revenue from sales are recognized at the time shipments are made to the customer.

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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
     Accounts receivable are comprised of the following:

                                                Sept. 30,         January 1,
                                                  2000              2000
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $2,966,000        $2,271,000
       Non-factored accounts
         receivable...............             1,002,000         1,525,000
                                               ---------        ----------
                                              $3,968,000        $3,796,000
                                              ==========        ==========
NOTE 6 - INVENTORIES
--------------------
     Inventories are summarized as follows:

                                                Sept. 30,         January 1,
                                                  2000              2000
                                                  ----              ----
     Finished and in process....              $2,725,000         $3,235,000
     Raw materials..............               1,368,000          1,345,000
     Dyes and chemicals.........                 284,000            343,000
     Other......................                 130,000            139,000
                                               ---------          ---------
                                              $4,507,000         $5,062,000
                                              ==========         ==========


NOTE 7 - LINE OF CREDIT
-----------------------

Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000 and a $1,750,000 Letter of Credit facility. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. At September 30, 2000, the Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of September 30, 2000 the Company had no borrowings from its factor.

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

The annual principal maturities of long-term debt at September 30, 2000 are as follows:

                Current portion                         $  750,000
                  2001/2002               $  750,000
                  2002/2003                  750,000
                  2003/2004                  750,000
                  2004/2005                  750,000
                  Thereafter                 250,000      3,250,000
                                           ---------      ---------
                                                         $4,000,000

Under the loan agreement, the Equipment Line of Credit was converted to a long-term note payable in 84 installments. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at September 30, 2000 based on the current amount owned are as follows:

               Current Portion                           $  428,571
                 2001/2002                $  428,571
                 2002/2003                   428,571
                 2003/2004                   428,571
                 2004/2005                   428,571
                 Thereafter                  571,430      2,285,714
                                             -------      ---------
                                                         $2,714,285

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

The items which comprise deferred tax assets and liabilities are as follows:
                                       September 30,    January 1,
                                           2000            2000
                                           ----            ----
    Deferred Tax Assets:
    Alternative minimum taxes paid      $ 349,000     $   349,000
    Net operating loss carry forward      461,232             ---
    Other                                   7,700           7,700
                                         ---------      ---------
                                        $ 817,932     $   356,700
                                         =========      =========


    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $2,158,500     $2,100,700
      Undistributed earnings of foreign
         affiliate, net of tax credit       32,300         21,100
                                         ---------      ---------
                                        $2,190,800     $2,121,800
                                        ==========     ==========


                                          Thirty-Nine Weeks Ended
                                            --------------------
                                        September 30,  October 2,
    Provision (credit) for income taxes     2000          1999
                                            ----          ----
        consists of:
        Deferred                        $(392,210)      $  68,030
        Federal                               ---          22,702
        State                                 ---          20,860
                                         ---------     ----------
                                        $(392,210)      $ 111,592
                                         =========     ==========

The net  operating  loss  carryforward  from a prior year is $384,000,  expiring
2019.

NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------

The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the period ended September 30, 2000 and October 2, 1999.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At September 30, 2000, the Company had $2,966,000 due from its factor of which $2,423,000 matured on October 20, 2000. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.

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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 12 - COMMITMENTS (continued)
---------------------------------

d) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No provision has been made in 2000. The Company believes this situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

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

NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------

The Company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The Company accounts for the ownership using the equity method. During the thirty-nine weeks, the Company had purchases from Fytek of $1,626,000 compared to $1,153,000 in 1999. Financial information for Fytek is as follows:

                               STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                  (Unaudited)

                                    3rd Quarter             Nine Months
                                    -----------              ----------
                                  2000        1999          2000     1999
                                  ----        ----          ----     ----

Net Sales                        $2,232      $1,839        $6,744   $5,411

Gross Profit                        405         218           903      634

Income from continuing
   operations                       152         124           687      463

Income before taxes                 152         124           687      463

Provision for income tax             50         295           240      462
                                  -------     ------      -------   -------
 Net Income                      $  102      $ (171)       $  447   $    1
                                  =======     =======      =======  =======

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------
Fytek's financial information (continued):

                                 BALANCE SHEETS
                         (In thousands of U.S. dollars)

                                              Sept. 30,      Dec. 31,
                                                 2000          1999
                                              (Unaudited)    (Audited)
                                              -----------    -----------
     ASSETS
Current assets                                  $3,732         $4,176
Non-current assets                                 168            144
                                                -------       -------
  Total Assets                                  $3,900         $4,320
                                                =======       =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $2,519         $3,386
Non-current liabilities                              0              0
                                                -------        -------
  Total Liabilities                             $2,519         $3,386

Shareholders equity                             $1,381         $  934
                                                -------        -------

Total Liabilities & Shareholders' Equity        $3,900         $4,320
                                                =======        =======

During the thirty-nine weeks ended September 30, the Company purchased $739,000 of yarn from Nafees Cotton Mills, Ltd. The Company pays for the purchase by Letters of Credit at 120 and 180 days from Bill of Lading date. Future purchases can reasonably be anticipated if the Company receives orders for the Nafees yarns. Humayun N. Shaikh, Chairman and CEO of the Company is also Director of Nafees Cotton Mills, Ltd. Aehsun Shaikh, Director of the Company is also Director of Nafees Cotton Mills, Ltd., since 1993 and of Legler-Nafees Denim Mills, Ltd., since 1999.

NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------

In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long- lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No.121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No.121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 1999 or for the thirty-nine weeks ended September 30, 2000.

NOTE 15 - EARNINGS PER SHARE
----------------------------

Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirty-nine week periods ended September 30, 2000, and October 2, 1999.

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

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks         Thirty-Nine Weeks
                                       Ended                   Ended
                                --------------------     -------------------
                                 Sept. 30   Oct. 2       Sept. 30    Oct. 2
                                   2000      1999           2000       1999
                                   ----      ----           ----       ----
Net Sales                          100.0%   100.0%         100.0%     100.0%
  Cost of Sales                     96.5     86.9           94.2       88.2
                                    ----     ----           ----       ----
  Gross Profit                       3.5     13.1            5.8       11.8
  Selling, General, Administrative
         and Factoring Costs         7.0     10.6            8.1       10.5
                                    ----     ----           ----       ----
  Operating Earnings (Loss)         (3.5)     2.5           (2.3)       1.3
  Interest Expense                  (1.6)    (0.9)          (1.4)      (1.0)
  Other (Income) - net               0.4     (0.1)           0.1        0.6
                                    ----     ----            ----      ----
  Income (Loss) before
         Income Taxes               (4.7)     1.5           (3.6)       0.9
  Equity in Net Earnings (Loss)
     of Affiliate                    0.5     (0.7)           0.7        0.0
  Income Taxes (Credit)             (1.5)     0.5           (1.3)       0.3
                                    ----     ----           ----        ---
Net Income (Loss)                   (2.7)%    0.3%          (1.6)%      0.6%
                                    ======   =====          ======     =====


                        THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000
                 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 2, 1999

Net Sales
---------

Net sales for the thirteen weeks ended September 30, 2000, decreased by 20.2% to $9,279,000 compared to $11,625,000 for the third quarter of 1999. The decrease in net sales was primarily due to a decline in sewing thread business as one of the thread distributors went out of business, the loss of major sales in the automotive portion of our business, and a general decline in the textile economy.

                                BURKE MILLS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                   (continued)

Cost of Sales and Gross Margin
------------------------------

Cost of sales for the thirteen weeks decreased by 11.4% on a sales decrease of 20.2%. The Company experienced lower gross margins as it sold inventory that was marked down in the previous quarter, its sales mix changed due to a decline in sales in the automotive industry, and it experienced cost increases in raw materials in the first quarter that could not be totally passed on in price increases. Also, the Company was only able to reduce manufacturing overhead cost by 9.3% on the sales decline of 20.2%.

As a result of a 20.2% decrease in net sales and an 11.4% decrease in cost of sales, the Company's gross margin decreased to 3.5% compared to 13.1% in the third quarter of 1999.

Selling, General and Administrative Expenses
--------------------------------------------

Selling general and administrative expenses decreased by $572,000 compared to the third quarter of 1999. In 1999 the Company recorded $481,000 in cost that was related to the start up of the Company's new ERP software. This was a one-time cost and not experienced in 2000.

Factor's Charges
----------------

Factor's charges as a percentage of sales was .4% for the third quarter of 2000 and 1999. There was no change in the factor's agreement.

Interest Expense
----------------

Interest expense increased by $41,000 as a result of an increase in long-term debt.

Interest Income
---------------

Interest income for the third quarter of 2000 increased by $3,000 due to an increase in average funds invested.

Equity in Net Earnings (Loss) of Affiliate
------------------------------------------

The Company recorded $51,200 as earnings from Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.

                                BURKE MILLS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                   (continued)

Income (Loss) before Provision for Income Taxes
-----------------------------------------------

For the thirteen weeks ended September 30, 2000 the Company recorded an operating loss primarily as a result of a decline in sales and lower gross margins.

Provision (Credit) for Income Taxes
------------------------------------

The Company recorded a credit of $141,000 for the third quarter of 2000, compared to a provision of $61,000 in 1999.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)
             THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 COMPARED TO
                     THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999

2000 Compared to 1999

Net Sales
---------

Net sales for the thirty-nine weeks ended September 30, 2000, decreased by 5.0% to $30,794,000 compared to $32,417,000 for 1999. The decline in sales was primarily due to the loss of a program in the third quarter in the automotive industry, a decline in sewing thread sales due to the loss of a distributor that went out of business, and a general decline in the textile economy.

Cost of Sales and Gross Margin
------------------------------

Cost of sales increased by 1.4% on a sales decline of 5.0%. The Company experienced increases in the cost of raw materials during the first quarter compared to decreases in the first six months of 1999. The Company increased sales prices where possible, but was unable to pass along all of the cost increases. Also, the Company recorded $221,000 for markdown of slow moving and obsolete inventory in the second quarter.

As a result of a decrease in sales of 5.0% and an increase in cost of sales of 1.4%, the Company's gross margin declined to 5.8% compared to 11.8% in 1999.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by $904,000. In 1999 the Company had a one time cost of $1,121,000 related to the training and data conversion for its new ERP software. Also, the Company recorded severance of $150,000 for its former President in the second quarter of 2000.

Factor's Charges
----------------

Factor charges as a percentage of sales was .4% for 2000 and 1999. There was no change in the factor's agreement.

Interest Expense
----------------

Interest expense increased by $133,000 as a result of an increase in long-term debt.

Interest Income
---------------

Interest income decreased by $13,000 as a result of lower average funds invested.

                                BURKE MILLS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)

Gain on Disposal of Equipment
-----------------------------

In 1999 the Company sold its friction texturing equipment, which had a gross value of $1,342,000 and a net book value of $230,000, for $446,000 (also see
Note 12 Commitments), resulting in a gain on disposal of $216,000.

Also, the Company replaced dyeing equipment with a gross value of $86,000 and a net book value of $26,000, resulting in a loss on disposal of $26,000.

These were the major transactions that netted a gain on disposal of equipment in 1999.

Equity in Net Earnings of Affiliate
-----------------------------------

The Company recorded $223,700 as earnings from Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.


Income (Loss) before Provision for Income Taxes
-----------------------------------------------

For the thirty-nine weeks ended September 30, 2000, the Company recorded a loss on operations primarily as a result of an increase in cost of sales resulting in a gross margin of 5.8% compared to 11.8% in 1999.

Provision (Credit) for Income Taxes
-----------------------------------

The Company recorded a credit for income taxes of $392,000 for the thirty-nine weeks of 2000, compared to a provision of $112,000 in 1999.

Other Discussion
----------------

The Company's major polyester yarn suppliers have announced price increases beginning in October and possibly again in January 2001. The Company does not believe it will be able to pass along to its customers all of the price increases. The Company has various projects in process to reduce cost and offset some of the polyester cost increase.

Liquidity and Capital Resources
-------------------------------

The Company sells a substantial portion of its accounts receivable to a commercial factor, and the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of September 30, 2000, the Company had $2,966,000 due from its factor of which $2,423,000 matured on October 20, 2000. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

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

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

The Company's working capital at September 30, 2000, aggregated $5,740,000 representing a working capital ratio of 2.2 to 1 compared with a working capital of $5,607,000 at January 1, 2000, and a working capital ratio of 2.3 to 1.

At September 30, 2000, the Company reclassified its deferred income tax assets at January 1, 2000 from current asset status to non-current assets to conform with the September 30, 2000 presentation.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at September 30, 2000:

         Cash, cash equivalents and receivables...........     $5,571,000
         Current liabilities..............................      4,775,000
                                                                ---------

         Excess of quick assets over current liabilities...    $  796,000

The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

The results of operations of the Company for the periods discussed have been significantly affected by inflation in its polyester yarns that are petroleum based. The Company's major polyester yarn suppliers have announced additional price increases beginning in October and possibly again in January 2001.

During the thirty-nine weeks of 2000, the Company acquired and made deposits on new machinery and equipment of approximately $606,000 as set forth in the accompanying statement of cash flows. For the balance of 2000, the Company anticipates the acquisition of machinery and equipment of approximately $100,000 which, together with the acquisitions and deposits on acquisitions incurred to September 30, 2000, will aggregate an anticipated acquisition of new machinery of approximately $706,000 in 2000. The Company plans to finance its capital acquisitions from cash provided from operations and bank financing.

The Company's cash and cash equivalents increased for the thirty-nine weeks ended September 30, 2000 to $1,603,000 from $593,000 at January 1, 2000, primarily as a result of a long-term loan of $1,000,000, decreases in inventory of $555,000, proceeds from sale of property assets of $64,000, decreases in prepaid expenses, other assets and other current assets of $164,000, increases in accrued salaries and wages and other liabilities of $415,000, offset in part by acquistion of machinery and equipment of $606,000, principal payments of long-term debt of $848,000, decreases in accounts payable of $188,000 and increases in accounts receivable of $172,000. The net amount of these increases and decreases in assets and liabilities aggregates $384,000. The cash effect of the net loss when modified by the effect of depreciation and amortization, deferred taxes, equity in earnings of the affiliate and gain on disposal of capital assets aggregates $626,000 of cash increases, thus setting forth the net increase in cash and cash equivalents of $1,010,000.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                   (Continued)

Year 2000 Compliance
--------------------

After the first thirty-nine weeks of the year 2000, the Company has had no information systems, non-information systems, or supplier problems related to the year 2000. On May 29, 1999, the Company began using a new fully integrated system that replaced its manufacturing and accounting software. The new software was installed to improve the Company's information efficiencies and bring the Company into compliance for all critical applications affected by the year 2000. During 1999, the Company experienced an effect on earnings of $1,186,000 for data conversion and training. The cost to bring the existing software into compliance for year 2000 is not known as the Company planned to replace the software.

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

                                BURKE MILLS, INC.


                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

            The Company's annual meeting of stockholders was held on July 10, 2000. At the meeting all five director nominees were elected.

         (a) The following directors were elected for a one-year term by the votes indicated:

                  Humayun N. Shaikh 2,447,974
                  Thomas I. Nail    2,447,974
                  Aehsun Shaikh     2,447,974
                  Robert P. Huntley 2,447,974
                  William T. Dunn   2,448,074

         (b)  There were no other matters presented for vote of stockholders.


Item 6 - Exhibits and Reports on 8-K

               (a)  Exhibits - Financial Data Schedule

               (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended September 30, 2000.

                                BURKE MILLS, INC.

                             Financial Data Schedule

                    Pursuant to Item 601(c) of Regulation S-K

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED

         FROM THE FINANCIAL STATEMENTS INCLUDED IN THE QUARTERLY REPORT
          ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
                            SUCH FINANCIAL STATEMENTS
               FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000


ITEM NUMBER          ITEM DESCRIPTION                               AMOUNT
5-02(1)              Cash and cash items                          $ 1,602,824
5-02(2)              Marketable securities                                  0
5-02(3)(a)(1)        Notes and accounts receivable - trade          3,967,705
5-02(4)              Allowances for doubtful accounts                       0
5-02(6)              Inventory                                      4,507,162
5-02(9)              Total current assets                          10,515,696
5-02(13)             Property, plant and equipment                 31,412,295
5-02(14)             Accumulated depreciation                      17,537,462
5-02(18)             Total assets                                  25,942,198
5-02(21)             Total current liabilities                      4,775,417
5-02(22)             Bonds, mortgages and similar debt              5,535,714
5-02(28)             Preferred stock- mandatory redemption                  0
5-02(29)             Preferred stock-no mandatory redemption                0
5-02(30)             Common stock                                   1,809,171
5-02(31)             Other stockholders' equity                    11,631,096
5-02(32)             Total liabilities and stockholders
                        equity                                     25,942,198
5-03(b)1(a)          Net sales of tangible products                30,793,806
5-03(b)1             Total revenues                                30,793,806
5-03(b)2(a)          Cost of tangible goods sold                   28,999,546
5-03(b)2             Total costs and expenses applicable
                        to sales and revenues                      28,999,546
5-03(b)3             Other costs and expenses                               0
5-03(b)5             Provision for doubtful accounts
                        and notes                                           0
5-03(b)(8)           Interest and amortization of debt
                        discount                                      448,374
5-03(b)(10)          Income before taxes and other items             (893,450)
5-03(b)(11)          Income tax expense                              (392,210)
5-03(b)(14)          Income/loss continuing operations               (501,240)
5-03(b)(15)          Discontinued operations                                0
5-03(b)(17)          Extraordinary items                                    0
5-03(b)(18)          Cumulative effect - changes in
                        accounting principles                               0
5-03(b)(19)          Net income or loss                              (501,240)
5-03(b)(20)          Earnings per share - primary                       $(.18)
5-03(b)(20)          Earnings per share - fully diluted                 $(.18)

                                BURKE MILLS, INC.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of

      1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





BURKE MILLS, INC.
(Registrant)




                                                By: Thomas I. Nail     /s
Date: November 14, 2000                             ________________________
                                                    Thomas I. Nail
                                                    (President)



                                                By: Thomas I. Nail   /s

Date: November 14, 2000                             _________________________
                                                    Thomas I. Nail
                                                  (Principal Financial Officer)