Form 10-K
period 2000-12-30
BURKE MILLS INC
filed 2001-03-30
CIK 15486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year
                            Ended December 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price on February 14, 2001) was $814,469.

The number of shares outstanding of the registrant's only class of common stock as of March 1, 2001 is 2,741,168 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement related to the annual meeting of shareholders of the Company scheduled for May 29, 2001, which is to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report.

                                BURKE MILLS, INC.
                                     PART I

ITEM 1 - BUSINESS
------------------
     (a) General Development of Business - General business development during fiscal year ended December 30, 2000, consisted of changes in company management, start-up and efficient utilization of equipment purchased in 1999, and reacting to competitive pricing pressures in a weakening textile economy.

     Between May 2000 and January 2001, the Company made changes in its management. The Company replaced its President, Vice President of Manufacturing, Sewing Thread Business Manager, Plant Engineering Manager and Lab Manager.

     During 1999 there were major capital expenditures for the acquisition of dyeing equipment and dry processing machines. The majority of this equipment was placed into production during the year, with some start-up inefficiencies experienced early in the year.

     Raw yarn prices and energy costs increased during the year with very little of these cost increases passed on in increased sales prices.

     In the second half of the year the Company experienced a weakening textile economy which caused lower orders and an increase in competitive pricing pressure.

     (b) Financial Information about Industry Segments - The Company had only one industry segment during the fiscal year ended December 30, 2000.

     (c) Narrative Description of Business - The Company is engaged in texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns, and in the dyeing and processing of these yarns for others on a commission basis.

     The principal markets served by the Company are apparel, upholstery and industrial uses through the knitting and weaving industry.

     The Company's products are sold in highly competitive markets primarily throughout the United States. Competitiveness of the Company's products is based on price, service and product quality. Many of the Company's competitors are divisions or segments of larger, diversified firms with greater financial resources than those of the Company.

     The methods of distribution of the Company's products consist of the efforts of the Company's sales force which makes contact with existing and prospective customers. The Company markets its products throughout the United States, Caribbean Basin, Mexico and Canada, with the bulk of the business being primarily in the eastern United States, through five salesmen employed directly by the Company on salary and a number of commissioned sales agents working on various accounts. The Company also markets its products in Mexico, Central America and South America through its fifty-percent (50%) owned affiliate, Fytek, S.A. de C.V.

     The dollar amount of backlog of unshipped orders as of December 31, 2000 was $2,641,000 and as of January 1, 2000 was $3,184,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or canceled in the future.

     The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

                             BURKE MILLS, INC.PART I

------------------------------

      With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 72 days. On average, the Company turns its inventory approximately 4 to 6 times each year. The Company has been able to meet its delivery schedules and has been able to enjoy a ready supply of raw materials from suppliers. For the fiscal year ended December 30, 2000, approximately 4.0% of the Company's sales were from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers the right to return merchandise except where the merchandise is defective. The Company rarely allows payment terms to its customers beyond sixty (60) days, and the Company has experienced no significant problems in collecting its accounts receivable, except for one customer who went out of business during the year causing a $204,000 bad debt. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

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

     The Company has made various changes in its plant that regulates discharge of materials into the environment. The Company believes its manufacturing operations are in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such changes. Compliance by the Company during the fiscal year ended December 30, 2000 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings, or the competitive position of the Company.

     During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it made an adequate provision to earnings in 1997 to cover any future cost. No additional provision was made in 1999 or 2000. The Company believes this situation will have no material impact on the capital expenditures, earnings, or competitive position of the Company.

     On, February 20, 2001, the Company had 241 employees. The Company's yarn division is its only division. During the fiscal year ended December 30, 2000, sales to Milliken Company and Quaker Fabrics Corporation each exceeded ten percent of the Company's revenue for that year. The loss of these customers

                             BURKE MILLS, INC.PART I

------------------------------

would have a material diverse effect on the Company in the short run, but the Company believes that it would be able to replace the business within a reasonable time.

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

     (d) Financial Information about Foreign and Domestic Operations and Export Sales - Company sales to Brazil, Caribbean Basin, Canada and Mexico during 2000 accounted for approximately 7% of total net sales. During 1999 sales to these countries were less than 4%, and such sales aggregated less than 8% in 1998.


ITEM 2. PROPERTIES
-------------------

     The executive offices and manufacturing plant of the Company are located at Valdese, North Carolina, which is 75 miles northwest of Charlotte, North Carolina, and 60 miles east of Asheville, North Carolina. The main plant and executive offices are located on an approximate nineteen-acre tract of land owned by the Company. Seventeen acres of this tract are encumbered by a first priority lien deed of trust held by First Union National Bank of North Carolina. The Company also owns approximately 18 acres adjacent to the plant which is undeveloped. The main plant building used by the Company contains approximately 309,000 square feet. The Company also owns an auxiliary building containing 36,600 square feet located adjacent to its main plant. This latter building is currently used for warehousing yarn and as a distribution center.

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

     The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven
(7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended December 30, 2000 are as follows:

                                       Pounds/Year 2000
     Department                  Capacity         Utilization
     ----------                  --------         -----------
     Winding Machines           21,218,000           39%
     Texturing Machines          2,517,000           20%
     Dyeing Equipment           23,111,000           53%

     During the year the Company phased out its friction texturing machinery. Texturing capacity is the average capacity available during 2000. Capacity for 2001 will begin at approximately 1,883,000 pounds.

                             BURKE MILLS, INC.PART I

ITEM 3. LEGAL PROCEEDINGS
--------------------------

     The Company is one of eight defendants in a case brought in the United States District Court for the Southern District of Texas, Houston Division, by a plaintiff individually and as next friend or a minor. The complaint alleges that the minor plaintiff was injured as a result of burns suffered when stripping on the side of a pair of jeans purchased by the minor caught fire. The complaint alleges that the Company was one of two manufacturers providing yarn to the defendant who allegedly manufactured the stripping sewn on to the jeans. The Company is defending the suit through legal counsel provided by the Company's products liability insurance carrier. Based upon the facts known to the Company at this time, the Company does not believe that it will be determined to have any monetary liability to the plaintiffs in this case. The Company further believes that if the Company is determined to have any monetary liability to the plaintiffs, such liability will be covered by its products liability insurance policy.


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


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------

     (a) The principal United States (or other) market on which the Company's common stock is being traded is the United States over-the-counter market. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two fiscal years ended December 30, 2000, and on the latest practicable date (as obtained from the NASDAQ Stock Market, Inc., in Washington, DC) is as follows:

                  Quarter Ending
                     2000                  High Bid         Low Bid
                  ------------             --------         --------
                  March 31                  $2.25            $1.625
                  June 30                   $1.813           $1.313
                  September 30              $1.656           $1.125
                  December 31               $1.188           $.375

                  Quarter Ending
                    1999                   High Bid         Low Bid
                  ------------             --------         --------
                  March 31                  $3.00            $1.625
                  June 30                   $2.297           $1.375
                  September 30              $2.125           $1.563
                  December 31               $2.438           $1.50

                  February  14,   2001      $0.719           $0.688

     Such  over-the-counter   market  quotations  reflect  inter-dealer  prices,
without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     (b) As of February 20, 2001 there were 385 holders of the common stock of the Company.

     (c) The Company has declared no dividends on its common stock during the past two fiscal years.

                            BURKE MILLS, INC.PART II

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------
        The selected financial data set forth on the following page, for the five years ended December 30, 2000 have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.

                                    (in thousands except per share data)
                                                Years Ended
                                   ----------------------------------------
                                  Dec. 30   Jan. 1    Jan. 2   Jan. 3  Dec. 28
                                   2000     2000      1999     1998     1996
                                   ----     ----      ----     ----     ----
SELECTED INCOME STATEMENT DATA
  Net Sales                      $39,456   $42,840   $42,169  $41,156  $40,649
  Cost of Sales                   37,123    38,779    37,825   36,765   36,887
                                 -------   -------   -------  -------  -------
  Gross Profit                   $ 2,333   $ 4,061   $ 4,344  $ 4,391  $ 3,762
                                 -------   -------   -------   ------   ------
  Income (loss) before income
     taxes                       $(1,390)  $ (300)   $ 1,087  $ 1,059  $   869
  Income Taxes (credit)             (540)     (98)       383      433      284
                                 -------   -------   -------  -------  -------
  Net Income (loss)              $  (850)  $ (202)   $   704  $   626  $   585
                                 =======   =======   =======  =======  =======
  Per Share (Note A)
    Net income (loss)            $  (.31)  $ (.07)   $   .26  $   .23  $   .21
                                 ========  =======   =======  =======  =======
Cash dividends declared
         Per common share          None      None      None     None     None
                                 =======   =======   =======  =======  =======
  Weighted average number
    of common shares outstanding   2,741     2,741     2,741    2,741    2,741
                                 =======   =======   =======  =======  =======
SELECTED CASH FLOW DATA
  Capital expenditures           $   631   $ 4,640   $ 2,162  $ 1,343  $ 1,025
                                 =======   =======   =======  =======  =======
   Depreciation                  $ 2,332   $ 1,839   $ 1,744  $ 1,600  $ 1,508
                                 =======   =======   =======  =======  =======
  Cash provided by
    operating activities         $ 1,386   $    74   $ 1,926  $ 3,646  $ 1,527
                                 =======   =======   =======  =======  =======

                                 Dec. 30    Jan. 1    Jan. 2    Jan. 3   Dec.28
                                  2000       2000      1999      1998     1996
                                  ----       ----      ----      ----     ----
SELECTED BALANCE SHEET DATA
  Current assets                $ 9,161    $ 9,988   $11,213  $11,785   $ 9,905
  Current liabilities             3,503      4,381     3,383    3,378     1,738
                                  -----      -----     -----    -----     -----
  Working capital               $ 5,658    $ 5,607   $ 7,830  $ 8,407   $ 8,167
                                =======    =======   =======  =======   =======
  Current ratio                    2.62       2.28      3.31     3.49     5.70
                                   ====       ====      ====     ====     ====
  Total assets                  $23,994    $25,995   $24,311  $24,348   $22,554
                                =======    =======   =======  =======   =======
  Long-term debt                $ 5,241    $ 5,551   $ 4,563  $ 5,313   $ 6,000
                                =======    =======   =======  =======   =======
  Deferred income taxes         $ 2,159    $ 2,122   $ 2,221  $ 2,218   $ 2,003
                                =======    =======   =======  =======   =======
  Shareholders' equity          $13,091    $13,941   $14,144  $13,440   $12,813
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


                                        Relationship to Total Revenue
                                             For the Year Ended
                                        -----------------------------
                                         Dec. 30  Jan. 1   Jan. 2
                                          2000     2000     1999
                                          ----     ----     ----
Net Sales                                 100.0%  100.0%   100.0%

Cost of Sales                              94.0    90.5     89.7

Gross profit margin                         6.0     9.5     10.3
                                         ------- -------  -------

Selling, general, administrative and
   factoring expenses                       8.2     9.8      7.1
                                         ------- -------  -------
Operating earnings/(loss)                  (2.2)   (0.3)     3.2

Other income                                0.3     0.6      0.4

Other expenses                             (1.9)   (1.3)    (1.3)
                                          ------  ------  -------
Income (loss) before income taxes
  and net equity in affiliates             (3.8)   (1.0)     2.3

Income taxes (credit)                      (1.3)   (0.2)     0.9
                                         ------- -------  -------
                                           (2.5)   (0.8)     1.4

Equity in Net Earnings
Of Affiliate                                0.3     0.3      0.3
                                         -------  ------  -------
Net income (loss)                          (2.2)%  (0.5)%    1.7%
                                         ======== ======= =======

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Results of Operations 2000 Compared to 1999
--------------------------------------------

Net Sales
----------

     Net sales for 2000 decreased to $39.5 million from $42.8 million in 1999 or 7.9%. The decline in sales was primarily due to the loss of a program in the third quarter in the automotive portion of the business, a decline in sewing thread sales due to the loss of a distributor that went out of business, and a general decline in the textile economy.

Cost of Sales and Gross Margin
-------------------------------

     Cost of sales for 2000 decreased to $37.1 million or 4.3% as compared to $38.8 million in 1999.

     Material cost decreased $1,320,000 or 5.4% primarily as a result of lower sales. Material cost decreased only 5.4% while net sales decreased by 7.9% due to increased cost of polyester yarns.

     Direct labor decreased by 28.9%. The Company's direct labor decreased primarily as a result of increased volume in direct yarns (there is no winding process), more efficient utilization of labor, and lower sales volume.

     Overhead cost decreased by 2.5%. Although the Company's overhead cost decreased, depreciation cost in overhead increased by $493,000 or 26.8% primarily due to the purchase of machinery.

     Inasmuch as net sales decreased by 7.9% and cost of sales only decreased by 4.3%, the 2000 gross margin decreased to 6.0%, compared to 9.5% in 1999.

Selling, General and Administrative Expenses
---------------------------------------------

     Selling, general and administrative expenses for 2000 aggregated $3.1 million as compared to $4.1 million in 1999. In 1999 the Company had a one time cost of $1,186,000 related to the training and data conversion for its new ERP software.

Factor's Charges
-----------------

     Factor's charges as a percentage of sales were .4% for 2000 and 1999. There was no change in the factor's agreement.

Interest Expense
-----------------

     Interest expense increased by $162,000 as a result of an increase in long-term debt.

Interest Income
----------------

     Interest income was approximately the same for 2000 and 1999.

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Results of Operations: 2000 Compared to 1999 (continued)
--------------------------------------------------------

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

Equity in Net Earnings of Affiliate
-----------------------------------

     The Company's Mexican joint venture, Fytek, contributed earnings to the Company of $131,000 in 2000 compared to $135,000 in 1999. The joint venture only began operations in November of 1997.

     Fytek had sales in 2000 of $8.5 million with income before taxes of $890,000, and after tax income of $262,000. The balance at the end of 2000 in Fytek's stockholders equity was $1,317,000. (See Note 10.)

Provision for Income Taxes
---------------------------

     Provision for income taxes for 2000 was a credit of $540,000 compared to tax credit of $97,705 in 1999. The credit in the provision for income taxes was primarily due to a loss in 2000. The provision for income taxes includes an amount which represents the tax rate difference of approximately 1% between the United States and Mexico as applied to the Company's share of undistributed net earnings of affiliate.

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Results of Operations 1999 Compared to 1998
--------------------------------------------

Net Sales
----------

     Net sales for 1999 increased to $42.8 million from $42.2 million in 1998 or 1.6%. Total pounds shipped increased by 2.1%. Full-yarn sales dollars increased by 2.0% and full-yarn pounds increased by 5.0%. Sales of commission yarns (the dyeing and processing of customer owned yarns) decreased in both dollars and pounds by 7.1% and 1.1% respectively. The increase in sales was mainly attributable to the introduction of new products in 1998. In the fourth quarter of 1998, the Company experienced a weakening market and pricing pressures. These conditions forced reductions in prices to retain customers. After lowering sales prices in the fourth quarter of 1998, the Company experienced a volatile raw yarn market. In the first half of 1999, raw yarn prices declined forcing the Company again to lower sales prices to its customers. Then in the second half of 1999, raw yarn prices increased and the Company began to increase sales prices to its customers.


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


Gain on Disposal of Equipment
-----------------------------

     During 1999 the Company sold its friction texturing equipment, which had a gross value of $1,342,000 and a net book value of $230,000 for $446,000 (also see Note 16 Commitments), resulting in a gain on disposal of $216,000.

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

                                BURKE MILLS, INC.
                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Results of Operations 2000 - 1997 Sales Analysis
-------------------------------------------------

        The table below sets forth an analysis of sales volume for the period 1997 to 2000, inclusive. It discloses that full yarn sales prices decreased from a high of $3.24 per pound in 1997 to $3.01 in 2000. Unit prices for commission sales have varied based on mix and market conditions.

        The decrease in full yarn average sales prices is a result of a shift from vertical dyeing and winding yarn on cones to horizontal dyeing and direct shipping which began in 1996, and competitive pressure on pricing. The Company expects in the future a larger portion of its sales will be from direct shipping of yarn.

                                                  % of         Sales $
                                      % of        Pounds of    Per
                                    Net Sales     Yarn Sold    Pound
                                    ---------     ---------    -----

2000:
     Yarn sales                       96%            93%       $3.01
     Commission sales                  4              7         1.55
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
1999:
     Yarn sales                       95%            92%       $3.13
     Commission sales                  5              8         1.94
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
1998:
     Yarn sales                       95%            91%       $3.22
     Commission sales                  5              9         1.82
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
1997:
     Yarn sales                       96%            93%       $3.24
     Commission sales                  4              7         1.87
                                     ----           ----
            Total                    100%           100%
                                     ====           ====


Liquidity and Capital Resources
-------------------------------

       The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of December 30, 2000, the Company had $2,152,000 due from its factor, which will mature on January 22, 2001. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

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

      The Company had inventories of $4,634,000 as of December 30, 2000. The Company's average inventories aggregated approximately $4,658,000 for 2000, representing approximately 72 days inventory on hand. The Company's inventories turn approximately 4 to 6 times each year.

      The Company's working capital increased by approximately $668,000 at December 30, 2000, from that of January 1, 2000, primarily as a result of proceeds from long-term borrowing. The working capital of the Company and its line of credit with its bank are deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:

                                      2000         1999        1998
                                      ----         ----        ----
     Working Capital               $5,658,000   $5,607,000   $7,830,000
     Working Capital Ratio          2.62 to 1    2.28 to 1    3.31 to 1

     As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at December 30, 2000 and January 1, 2000:

                                    December 30         January 1
                                       2000              2000
                                       ----              ----
     Cash, cash equivalents
           and receivables          $4,393,000        $4,388,000
     Current liabilities             3,503,000         4,381,000
                                     ---------         ---------

     Excess of quick assets
         over current liabilities   $  890,000        $    7,000
                                    ==========        ==========

     The aggregate long-term debt at December 30, 2000 and January 1, 2000 was $6,419,642 and $6,562,500 respectively. In order to finance the acquisition of new property, plant and equipment of $6,372,000 in 1995, and $4,640,000 in 1999, the Company incurred a long-term debt of $6,000,000 in 1996, 2,000,000 in 1999, and $1,000,000 in 2000 as more fully described in Note 7 of Notes to Financial Statements. Pursuant to an agreement with its bank, the obligation had no principal maturities until February 1998. Thereafter, principal payments of $62,500 are payable monthly for ninety-six (96) consecutive months. The $3,000,000 obligation principal maturities will begin February 24, 2000, and are payable at $35,714 monthly for eighty-four (84) consecutive months.

     The Company's long-term debt to equity ratios aggregated 40.0% at December 30, 2000, 39.8% at January 1, 2000, and 32.3% at January 2, 1999.

     Capital budget expenditures are estimated for 2001 at $1,200,000. The Company plans to finance its capital needs from cash provided from operations and bank financing.

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------


Year 2000 Compliance
---------------------

     During the year 2000, the Company has had no information systems, non-information systems, or supplier problems related to the year 2000.

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

Environmental Matters
----------------------

     During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediable issues, and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No additional provision was made in 1999 or 2000. The Company believes this situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

Inflation
----------

     The results of operations of the Company for the periods discussed have been affected by inflation in its polyester yarns (the Company's major raw material). Prices have increased steadily since mid-year 1999, and the suppliers have said that there is a possibility of further increases in 2001. Also, natural gas costs have increased approximately 60% since 1999.

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

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Forward Looking Statements (continued)
--------------------------------------

and variations of such words and other similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

     Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures, (including those related to unforeseen acquisition opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies, policies and legislation, and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.


7A. Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------

     The Company has not purchased any instruments or entered into any arrangements resulting in market risk to the Company for trading purposes or for purposes other than trading purposes.

                                BURKE MILLS, INC.
                                     PART II



305 Madison Avenue                                         72 Essex Street
New York, NY 10165                                         Lodi, NJ 07644
(212) 972-9600                                              (201)368-9300
FAX: (212) 972-9605                                    FAX: (201)368-9069

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors of
Burke Mills, Inc.

We have audited the accompanying balance sheets of Burke Mills Inc. as of December 30, 2000 and January 1, 2000, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. as of December 30, 2000 and January 1, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with U.S. generally accepted accounting principles.


Cole, Samsel & Bernstein LLC
Certified Public Accountants

Lodi, New Jersey
January 26, 2001

                                BURKE MILLS, INC.
                                     PART II
                                 BALANCE SHEETS

                                               December 30     January 1
                                                  2000           2000
                                                  ----           ----
             ASSETS
Current Assets
  Cash and cash equivalents                    $ 1,305,362    $   592,513
  Accounts receivable                            3,088,069      3,795,519
  Inventories                                    4,633,978      5,062,294
  Prepaid expenses, taxes, and other
    current assets                                 133,711        537,980
                                                ----------     ----------
Total Current Assets                             9,161,120      9,988,306
                                                ==========     ==========

Equity Investment in Affiliate                     586,728        455,728
                                                ----------     ----------

Property, plant & equipment - at cost           31,314,896     31,154,954
  Less: accumulated depreciation                18,018,018     16,078,440
                                                ----------     ----------
       Property, Plant and Equipment- Net       13,296,878     15,076,514
                                                ----------     ----------
Other Assets
  Deferred income taxes                            933,000        356,722
  Deferred charges                                  16,575        118,102
                                                ----------     ----------
Total Other Assets                                 949,575        474,824
                                                ----------     ----------
                                               $23,994,301    $25,995,372
                                               ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt         $ 1,178,571    $ 1,011,905
  Accounts payable                               1,897,308      2,929,217
  Accrued salaries and wages                       220,063        200,911
  Other liabilities and accrued expenses           207,300        239,437
  Income taxes payable                                   -              -
  --------------------                          ----------     ----------

        Total Current Liabilities                3,503,242      4,381,470

Long-Term Debt                                   5,241,071      5,550,595

Deferred Income Taxes                            2,158,500      2,121,800
                                                ----------     ----------
Total Liabilities                               10,902,813     12,053,865
                                                ----------     ----------

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding - 2,741,168 shares   1,809,171        1,809,171
  Paid-in capital                                3,111,349      3,111,349
  Retained earnings                              8,170,968      9,020,987
                                                ----------     ----------
         Total Shareholders' Equity             13,091,488     13,941,507
                                                ----------     ----------
                                               $23,994,301    $25,995,372
                                               ===========    ===========

See notes to financial statements.

                                BURKE MILLS, INC.
                                     PART II
                            STATEMENTS OF OPERATIONS

                                            Years Ended
                                 ----------------------------------------
                                  December 30    January 1   January 2
                                     2000          2000        1999
                                     ----          ----        ----
Net Sales                       $39,456,009    $42,839,759   $42,169,106
                                -----------    -----------   -----------

Costs and Expenses
  Cost of Sales                 $37,122,514    $38,778,823   $37,825,038
  Selling, general and
    administrative expenses       3,067,594      4,062,367     2,813,137
  Factor's charges                  155,151        155,334       186,234
                                 ----------     ----------    ----------
  Total Costs and Expenses       40,345,259     42,996,524    40,824,409
                                 ----------     ----------    ----------
Operating Earnings (Loss)          (889,250)      (156,765)    1,344,697
                                 ----------     ----------    ----------
Other Income
  Interest income                    74,531         75,998       163,506
  Gain on disposal of
    property assets                  22,051        190,397             -
  Other, net                         23,058         11,815         3,209
                                 ----------     ----------    ----------
           Total Other Income       119,640        278,210       166,715
                                 ----------     ----------    ----------
Other Expenses
  Interest expense                  592,280        430,443       463,099
  Loss on disposal of
    property assets                       -              -           137
  Other, net                        158,707        126,127       103,702
                                 ----------     ----------    ----------

Total Other Expenses                750,987        556,570       566,938
                                 ----------     ----------    ----------

Income (Loss) Before Provision (credit)
   for income taxes and equity in
   net earnings of affiliate     (1,520,597)      (435,125)      944,474

Provision (Credit)
   for Income Taxes                (539,578)       (97,705)      383,125
                                 ----------     ----------    ----------
Income (Loss) Before Equity in
  Net Earnings of Affiliate        (981,019)      (337,420)      561,349

Equity in Net Earnings of
    Affiliate                       131,000        135,000       143,000
                                 ----------    -----------   -----------
Net Income (Loss)                $ (850,019)   $  (202,420)  $   704,349
                                 ===========   ============  ===========

Net Earnings (Loss) per share    $     (.31)   $      (.07)  $       .26
                                 ===========   ============  ===========

Weighted Average Common
  Shares Outstanding              2,741,168      2,741,168    2,741,168
                                 ===========    ===========  ===========
See notes to financial statements.

                                BURKE MILLS, INC.
                                    PART II
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JANARY 1, 2000

                                  Common Stock
                                   No Par Value
                                   Stated Value
                                   $.66 Per Share
                                   5,000,000 Shares
                                     AUTHORIZED

                                                                    Total
                     Shares                 Paid-In     Retained   Shareholders
                     Issued     Amount      Capital     Earnings    Equity
                     ------     ------      -------     --------    ------

Balance at Jan. 3,
   1998              2,741,168 $1,809,171  $3,111,349  $8,519,058 $13,439,578

Net Income (loss)
   for the year ended
   Jan. 2, 1999            -           -         -        704,349     704,349
                     ---------- ---------- ----------  ----------  ----------

Balance at Jan. 2,
   1999              2,741,168 $1,809,171  $3,111,349  $9,223,407 $14,143,927

Net Income (loss) for
   the year ended
   Jan. 1, 2000            -           -         -       ($202,420) ($202,420)
                       ---------  ---------- ---------- ----------  ----------

Balance at Jan. 1,
   2000              2,741,168  $1,809,171 $3,111,349  $9,020,987  $13,941,507

Net Income (loss)
   for the year ended
   Dec. 30, 2000      -              -          -        (850,019)    (850,019)
                     ----------  ---------- ----------  ----------   ----------

Balance at
   Dec. 30, 2000    2,741,168  $1,809,171  $3,111,349  $8,170,968  $13,019,488
                    ========== ==========  ==========  ==========  ===========




See notes to financial statements.

                                BURKE MILLS, INC.
                                    PART II
                            STATEMENTS OF CASH FLOWS

                                                  Years Ended
                                            -----------------------------------
                                           December 30   January 1    January 2
                                              2000         2000         1999
                                              ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                        $ (850,019)  $ (202,420)  $ 704,349
                                            ----------   ----------  ----------
  Adjustments to reconcile net income to
     net cash provided by operating activities:
  Depreciation                              2,331,632    1,838,995   1,743,524
  (Gain) loss on sales of plant and
     equipment, including loss on disposals   (22,051)    (190,397)        137
  Deferred income taxes                      (539,578)    (106,758)    315,236
  Equity  in  net  earnings  of  affiliate   (131,000)    (135,000)   (143,000)
Changes  in  assets  and  liabilities:
  Accounts receivable                         707,450     (335,212)    310,994
Inventories                                   428,316   (1,356,445)   (699,551)
Prepaid expenses, taxes & other
    current assets                            404,269     (224,108)   (275,040)
Other non-current assets                      101,527       48,975      26,239
    Accounts payable                       (1,031,909)     625,341     222,639
    Accrued salaries & wages                   19,152       40,049     (30,266)
    Other liabilities and accrued expenses    (32,137)     102,341    (280,725)
    Income taxes payable                           --      (31,600)     31,600
                                            ----------    ---------  ---------
        Total adjustments                   2,235,671      276,181   1,221,787
                                            ----------    ---------  ---------

Net cash provided by operating activities   1,385,652       73,761   1,926,136
                                            ----------    ---------  ---------

Cash flows from investing activities:
  Acquisition of property, plant
      and equipment                          (631,445)  (4,640,380) (2,161,837)
  Proceeds from sales of plant
      and equipment                           101,500      524,693       1,100
 Investment in affiliate                           --           --          --
                                            ----------   ----------  ----------

Net cash (used) by investing activities      (529,945)  (4,115,687) (2,160,737)
                                            ----------  -----------  ----------

Cash flows from financing activities:
  Proceeds from long-term bank note         1,000,000    2,000,000          --
  Principal payments of long-term debt     (1,142,858)    (750,000)   (687,500)
                                           -----------  -----------  ----------
Net cash provided (used) by financing
  activities                                 (142,858)   1,250,000    (687,500)
                                           -----------  -----------  ----------
Net increase (decrease) in cash and
  cash equivalents                            712,849   (2,791,926)   (922,101)
Cash & cash equivalents at beginning
  of year                                     592,513    3,384,439    4,306,540
                                           -----------  -----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR   $1,305,362   $  592,513   $3,384,439
                                           ===========  ===========  ==========

See notes to financial statements.

                                BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

     Accounting period - The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 2000, 1999, and 1998 ended on December 30, 2000, January 1, 2000, and January 2, 1999, respectively. The three fiscal years consisted of 52 weeks.

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

     Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements included in work-in-process and finished goods inventories are raw materials, direct labor and manufacturing overhead. Market is considered to be net realizable value.

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


NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE
----------------------------------------

       The Company is engaged in texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

                                BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE (continued)
----------------------------------------------------

     With respect to its operations, the Company's products and its services for others on a commission basis are sold and/or performed for customers primarily located in the territorial limits of the United States.

                 The Company had foreign sales as follows:

                    Country           2000             1999              1998
                    -------           ----             ----              ----

                    Mexico             .82%             .2%              1.0%
                    Canada            4.8%             4.3%              6.4%
                    Brazil             .0%              .3%               .3%
                    Honduras           .74%             .0%               .0%
                    Nicaragua          .09%             .0%               .0%
                    Barbados           .07%             .0%               .0%
                                      ----             ----              ----
       Total..........                6.52%            4.8%              7.7%

     Other than sales as shown above, the Company had no other sales in foreign markets during the three year period ended December 30, 2000. For the three year period ended December 30, 2000, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

     In connection with sales to major customers, no customers have exceeded 10% of the Company's sales during each of the three years ended December 30, 2000. One customer has exceeded 10% in 1999 and 2000. For the purpose of this determination, sales to groups of companies under common control have been combined and accounted for as sales to individual companies. The following table gives information with respect to these two customers:
                                                             % of
           2000                      Amount                 Net Sales
           ----                      ------                 ---------
         Customer 1                $5,608,000                 14.2%
         Customer 2                     *                      --
         Customer 3                 5,541,000                 14.0


                                                             % of
           1999                      Amount                 Net Sales
           ----                      ------                 ---------
         Customer 1                $8,012,000                 18.7
         Customer 2                 5,089,000                 11.9
         Customer 3                     *                      --


                                                             % of
           1998                      Amount                 Net Sales
           ----                      ------                 ---------
         Customer 1                     *                      --
         Customer 2                $5,793,000                 13.7
         Customer 3                     *                      --


*Less than 10%

                                BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - ACCOUNTS RECEIVABLE
--------------------------------

Accounts receivable comprise the following:

                                      December 30         January 1
                                        2000                2000
                                        ----                ----
     Due from factor on
          regular factoring account   $2,152,000         $2,271,000
     Non-factored accounts
          receivable                     936,000          1,525,000
                                      ----------          ---------
               Total                  $3,088,000         $3,796,000
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

     The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the average maturity of the receivables sold (as defined), it is required to pay interest to the factor on these advances. The Company incurred no interest costs during 2000 and 1999, inasmuch as it borrowed no funds from its factor during these years.


     The Company's factor is collateralized by the accounts receivable sold to the factor, and the factor has filed a UCC-1 to evidence ownership of the receivables and to separate the receivables from the company's creditors. No interest in inventory, other than returned goods, has been granted to the factor under the factoring contract.


NOTE 4 - INVENTORIES
-----------------------

  Inventories are summarized as follows:

                                     December 30,       January 1,
                                        2000              2000
                                        ----              ----
     Finished & in process          $3,103,000        $3,235,000
     Raw materials                   1,136,000         1,345,000
     Dyes & chemicals                  277,000           343,000
     Other                             118,000           139,000
                                    ----------        ----------
     Total                          $4,634,000        $5,062,000
                                    ==========        ==========

                                BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
------------------------------------------

Major classifications of property, plant and equipment are as follows:

                                 December 30, 2000       January 1, 2000
                                 ------------------      ----------------
                                        Accumulated            Accumulated
                               Cost     Depreciation   Cost    Depreciation
                               ----     ------------   ----    ------------

Land                     $   156,425   $     --    $    86,565  $       --
Land improvements            182,913       94,653      182,913       88,335
  Building & improvements  6,382,541    4,539,462    6,427,129    4,384,047
  Plant machinery &
    equipment             22,960,405   12,344,171   22,854,112   10,721,424
  Office equipment         1,466,535      928,629    1,381,155      755,061
  Automotive equipment       166,077      111,103      223,080      129,573
                           ---------   ----------   ----------   ----------
Total                    $31,314,896  $18,018,018  $31,154,954  $16,078,440
                         ===========  ===========  ===========  ===========


NOTE 6 - LINE OF CREDIT LOAN
--------------------------------

     Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000 and a $1,750,000 Letter of Credit facility. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. The Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. During 2000 the Company had no borrowings from its factor.


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


NOTE 7 - LONG-TERM DEBT (continued)
-----------------------------------

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

     The annual principal maturities of this long-term debt at December 30, 2000 are as follows:


                  Current portion                        $  750,000
                  2002                  750,000
                  2003                  750,000
                  2004                  750,000
                  2005                  750,000
                  Thereafter             62,500           3,062,500
                                       ---------          ---------
                                                         $3,812,500

     Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714 plus interest at the floating LIBOR rate plus 1.90%. The Company converted the Line of Credit and began installments on February 29, 2000.

     The annual principal maturities of this long-term debt at December 30, 2000 based on the current amount owned are as follows:

                         Current Portion                 $  428,571
                         2002            $  428,571
                         2003               428,571
                         2004               428,571
                         2005               428,571
                         Thereafter         464,287       2,178,571
                                            -------       ---------
                                                         $2,607,142


NOTE 8 - OTHER LIABILITIES AND ACCRUED EXPENSES
----------------------------------------------

Other liabilities and accrued expenses consist of the following:

                                       December 30       January 1
                                         2000              2000
                                         ----              ----
Employee insurance                     $170,000        $120,000
Payroll taxes payable                    19,000         106,000
Other                                    18,000          13,000
                                        --------        --------
       Total                            $207,000        $239,000
                                        ========        ========

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

    The items that comprise deferred tax assets and liabilities are as follows:
                                               Dec. 30       Jan. 1
                                                2000          2000
                                                ----          ----
Deferred tax assets:
  Alternative minimum taxes paid            $  349,000     $  349,000
Net Operating Carryover                        570,000
Inventory capitalization                         5,500          6,020
Charitable contributions carryover               8,500          1,702
                                              ---------     ---------
                                            $  933,000     $  356,722
                                             ==========    ==========
Deferred tax liabilities:
  Accelerated depreciation for
     tax purposes                           $2,154,100     $2,100,700
  Undistributed earnings of foreign
     Affiliate, net of tax credit                4,400         21,100
  Other                                             -              -
                                             ---------       ---------
                                            $2,158,500     $2,121,800
                                            ==========     ===========
Provision for taxes consist of:
                                           Dec. 30       Jan. 1       Jan. 2
                                            2000          2000         1999
                                            ----          ----         ----
Current:
     Federal                              $  -         $    -        $ 49,445
     State                                   -              -          18,444
Deferred                                   (539,578)     (97,705)     315,236
                                           -------       -------      -------
     Total                                $(539,578)    ($97,705)    $383,125
                                          =========     =========    =========

     The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:
                                                  Years Ended
                                    December 30    January 1     January 2
                                      2000           2000          1999
                                      ----           ----          ----
Income (loss) before income taxes
   (credit)                        $1,520,597     ($435,125)   $1,184,974
Federal income taxes                      34%            34%          34%
                                     --------      ----------    ---------

Computed taxes (credit) at maximum
   statutory tax rate                (517,003)    (147,943)       402,891
State income taxes (credit), net of
   Federal income tax benefits        (23,885)     (15,260)        56,098
Total adjustment for foreign
   affiliate earnings                   1,310       66,130        (81,770)
Prior year tax examination and
   other                                  -           (632)         5,906
                                     ---------    ---------     ---------
     Provision for income taxes    $ (539,578)    ($97,705)     $ 383,125
                                     =========    ==========    =========

                                BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued)
---------------------------------
     The net operating loss carryforward is $1,861,803, expiring 2019 and 2020. The tax effect at the maximum tax rate would be $717,000. Inasmuch as the Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years, the Company has provided a valuation allowance of approximately $150,000 for the tax effect of this net operating loss carryforward.



NOTE 10 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------

     The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company had no sales to Fytek in 2000 or 1999. Purchases from Fytek in 2000 were $1,869,000 compared to $1,441,000 in 1999. At December 30, 2000 Fytek owed the Company $49,000 for leased equipment which will be paid in 2001. Fytek's financial information is as follows:

                               Statement of Income
                         (In thousands of U.S. Dollars)
                                         2000        1999
                                         ----        ----
Net Sales                               $8,508      $7,623
Gross Profit                             1,419       1,262
Income from continuing operations          890         709
Income before income taxes                 890         709
Income taxes                               628         439
                                          ----        ----
Net income                              $  262      $  270
                                        ======      ======


                                  Balance Sheet
                          (In thousands of U.S. Dollars)

                                              2000           1999
                                              ----           ----
Current assets                               $4,175        $4,176
Non-current                                     166           144
                                               ----          ----
Total assets                                 $4,341        $4,320
                                             ======        ======

Current liabilities                          $3,024        $3,386
Non-current liabilities                         -0-           -0-
                                             ------        ------
Total liabilities                            $3,024        $3,386

Stockholder's equity                          1,317           934
                                             ------        ------
Total liabilities and stockholder's equity   $4,341        $4,320
                                             ======        ======

                                BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS


NOTE 10 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------

     In 2000, the Company purchased $739,000 of yarns from Nafees Cotton Mills, Ltd. The Company paid for the yarn purchased by Letters of Credit at 120 and 180 days from bill of lading date. Future purchases could reasonably be anticipated if the Company receives orders for its Nafees yarns.

     Humayun N. Shaikh, Chairman and CEO of the Company, is also Director of Nafees Cotton Mills, Ltd. Aehsun Shaikh, Director of the Company, is also a Director of Nafees Cotton Mills, Ltd., since 1993 and of Legler-Nafees Denim Mills, Ltd., since 1999.


NOTE 11 - STATEMENTS OF CASH FLOWS
----------------------------------

     FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest was $590,000 in 2000, $446,000 in 1999 and $470,000 in 1998. The
Company had no cash payments during 2000 for income taxes and received $23,000 for a refund compared to $65,055 paid in 1999 and $33,500 in 1998.


NOTE 12 - RENTAL EXPENSES AND LEASE COMMITMENTS
-----------------------------------------------

       Rental expenses under all lease commitments for the three fiscal years ended December 30, 2000, aggregated $45,000, $48,000, and $37,000 respectively. Minimum commitments under terms of all non-cancelable leases, which consist only of leased equipment, are as follows as of December 30, 2000:

                    2001                  $17,640
                    2002                   10,830
                                           ------
                                          $28,470
                                          =======

                                BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS


NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

                    (in thousands of dollars except for per share amounts)
                                                    QUARTER
                                      ------------------------------------

  2000                                 First     Second    Third     Fourth
  ----                                 -----     ------    ------    ------
  Net sales                           $11,058   $10,457   $ 9,279   $ 8,662
  Cost of sales                        10,361     9,681     8,958     8,123
  Gross profit                            697       776       321       539
  Net income (loss)                      (186)      (68)     (247)     (349)
  Net income (loss) per common share  $  (.07)  $  (.02)  $  (.09)  $  (.13)


  1999                                 First     Second     Third    Fourth
  ----                                 -----     ------     ------   ------
  Net sales                           $ 9,996   $10,796    $11,625  $10,423
  Cost of sales                         8,719     9,782     10,106   10,172
  Gross profit                          1,277     1,014      1,519      251
  Net income (loss)                       106        60         28     (396)
  Net income (loss) per common share  $   .04   $   .02    $   .01  $  (.14)

  1998
  ----
  Net sales                           $10,649   $10,023    $11,509  $ 9,988
  Cost of sales                         9,388     9,055      9,976    9,406
  Gross profit                          1,261       968      1,533      582
  Net income (loss)                       307       208        394     (205)
  Net income (loss) per common share  $   .11   $  .08     $   .14  $  (.07)


NOTE 14 - EMPLOYEE BENEFIT PLAN
-----------------------------------

     The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution in 2000, 1999, or 1998.


NOTE 15 - CONCENTRATIONS OF CREDIT RISK
--------------------------------------------

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At December 30, 2000, the Company had $2,152,000 due from its factor which matures on January 22, 2001. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.

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

       d) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The Company believes it has made an adequate provision to earnings in 1997 to cover any future cost. No additional provision was made in 1998, 1999, or 2000. The Company believes this situation will have no material impact on the capital expenditures, earnings or competitive position of the Company.

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

     (f) The Company is one of eight defendants in a case brought in the United States District Court for the Southern District of Texas, Houston Division, by a plaintiff individually and as next friend for a minor. The complaint alleges that the minor plaintiff was injured as a result of burns suffered when

                                BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS


NOTE 16 - OTHER COMMITMENTS  (continued)
---------------------------

stripping on the side of a pair of jeans purchased by the minor caught fire. The complaint alleges that the Company was one of two manufacturers providing yarn to the defendant who allegedly manufactured the stripping sewn on to the jeans. The Company is defending the suit through legal counsel provided by the Company's products liability insurance carrier. Based upon the facts known to the Company at this time, the Company does not believe that it will be determined to have any monetary liability to the plaintiffs in this case. The Company further believes that if the Company is determined to have any monetary liability to the plaintiffs, such liability will be covered by its products liability insurance policy.

NOTE 17 - RECLASSIFICATIONS
---------------------------

      The  deferred   income   tax   assets   for  January  1,  2000  have  been
reclassified  from  current   assets  to   non-current   assets to   conform  to
presentations utilized in the December 30, 2000, balance sheet.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------

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


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------

     The information required for Part III of this report (Items 10-13) is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the annual meeting of shareholders scheduled for May 29, 2001, involving the election of directors, which is expected to be filed not later than 120 days after the end of the fiscal year covered by this report.

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

    (a) 1.  Report of Independent Certified Public Accountants.
            ---------------------------------------------------

    The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II Item 8, are listed below:

                  Independent auditors' report

                  Balance sheets
                    December 30, 2000
                    January 1, 2000

                  Statements of operations
                    Year ended December 30, 2000
                           Year ended January 1, 2000
                           Year ended January 2, 1999

                  Statements of changes in shareholders' equity
                    Year ended December 30, 2000
                           Year ended January 1, 2000
                           Year ended January 2, 1999

                  Statements of cash flows
                    Year ended December 30, 2000
                           Year ended January 1, 2000
                           Year ended January 2, 1999

                  Notes to financial statements

                                BURKE MILLS, INC.


Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the financial statements or the notes thereto.

     (a) 2. The exhibits  required by Item 601 of  Regulation  S-K and paragraph
(c) of Item 14 are the articles of incorporation and by-laws of the Company which are incorporated herein by reference from the Amendment on Form 8 to the annual report on Form 10-K of the Company for the fiscal year ended January 2, 1982 previously filed with the Commission. The exhibit required by Item 601(c) of Regulation SK, Financial Data Schedule, is set forth on page 35 of this report.

     (b) During the last quarter of the period covered by this report no report on Form 8-K was filed.

     (c) See sub-Item (a)2 above.

     (d) Exhibit 99 Audited Financial Statement referred to in Note 10 of Financial Statements.

                                Burke Mills, Inc.
                            Financial Data Schedule

                    Pursuant to Item 601(c) of Regulation S-K

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
           FROM THE FINANCIAL STATEMENTS INCLUDED IN THE ANNUAL REPORT
  ON FORM 10K AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
                STATEMENTS FOR THE YEAR ENDED DECEMBER 30,2000.


NUMBER              ITEM DESCRIPTION                                 AMOUNT

5-02(1)             cash & cash items                             $1,305,362
5-02(2)             marketable securities                                  0
5-02(3)(a)(1)       notes & accounts receivable-trade              3,088,069
5-02(4)             allowances for doubtful accounts                       0
5-02(6)             inventory                                      4,633,978
5-02(9)             total current assets                           9,161,120
5-02(13)            property, plant & equipment                   31,314,896
5-02(14)            accumulated depreciation                      18,018,018
5-02(18)            total assets                                  23,994,301
5-02(21)            total current liabilities                      3,503,242
5-02(22)            bonds, mortgages & similar debt                5,241,071
5-02(28)            preferred stock - mandatory redemption                 0
5-02(29)            preferred stock - no mandatory redemption              0
5-02(30)            common stock                                   1,809,171
5-02(31)            other stockholders' equity                    11,282,317
5-02(32)            total liabilities & stockholders' equity      23,994,301
5-03(b)1(a)         net sales of tangible products                39,456,009
5-03(b)1            total revenues                                39,456,009
5-03(b)2(a)         cost of tangible goods sold                   37,122,514
5-03(b)2            total costs & expenses applicable
                       to sales and revenues                      37,122,514
5-03(b)3            other costs & expenses                                 0
5-03(b)5            provision for doubtful accounts & notes                0
5-03(b)(8)          interest & amortization of debt discount         592,280
5-03(b)(10)         income (loss) before taxes & other items      (1,389,597)
5-03(b)(11)         income tax expense (credit)                   (539,578)
5-03(b)(14)         income (loss) continuing operations           (850,019)
5-03(b)(15)         discontinued operations                        0
5-03(b)(17)         extraordinary items                            0
5-03(b)(18)         cumulative effect - changes in accounting
                        principles                                 0
5-03(b)(19)         net income or loss                            (850,019)
5-03(b)(20)         earnings (loss) per share - primary           (.31)
5-03(b)(20)         earnings (loss) per share - fully diluted     (.31)

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 2001                   BURKE MILLS, INC.

                                        By: Humayun N. Shaikh   /s
                                            ----------------------
                                            Humayun N. Shaikh,
                                            Chairman of the Board
                                            (Principal Executive Officer)


                                        By: Thomas I. Nail       /s
                                            -----------------------
                                            Thomas I. Nail
                                            President
                                           (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2001                        By: Humayun N. Shaikh       /s
                                                ---------------------------
                                            Humayun N. Shaikh, Director


Date: March 27, 2001                        By: Aehsun Shaikh           /s
                                            ---------------------------
                                            Aehsun Shaikh, Director


Date: March 27, 2001                        By: Thomas I. Nail          /s
                                            ---------------------------
                                            Thomas I. Nail, Director


Date: March 27, 2001                        By: Robert P. Huntley       /s
                                            ---------------------------
                                            Robert P. Huntley, Director


Date: March 27, 2001                        By: William T. Dunn         /s
                                            ---------------------------
                                            William T. Dunn, Director