Form 10-Q
period 2001-03-31
BURKE MILLS INC
filed 2001-05-14
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 2, 2001, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                                BURKE MILLS, INC.
                                      INDEX


PART  1 - FINANCIAL INFORMATION                              Page Number
                                                             -----------

          Item 1 - Financial Statements

                  Condensed Balance Sheets
                     March 31, 2001 and December 30, 2000         3


                  Condensed Statements of Operations and
                    Retained Earnings
                    Thirteen Weeks Ended March 31, 2001
                    and April 1, 2000                             5


                  Statements of Cash Flows
                    Thirteen Weeks Ended March 31, 2001
                    and April 1, 2000                             6


                  Notes to Condensed Financial Statements         7

Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  14


Part II -  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                    18


SIGNATURES                                                        19

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                 March 31,      December 30,
                                                   2001            2000
                                                (Unaudited)      (Note A)
                                                -----------     -----------
        ASSETS
Current Assets
  Cash and cash equivalents                    $ 2,123,840       $ 1,305,362
  Accounts receivable                            3,670,497         3,088,069
  Inventories                                    4,316,151         4,633,978
  Prepaid expenses, taxes and other
     current assets                                 75,395           133,711
                                               -----------       -----------
                  Total Current Assets          10,185,883         9,161,120
                                               -----------       -----------

Equity Investment in Affiliate                     614,918           586,728
                                               -----------       -----------
Property, Plant and Equipment - at cost         31,329,365        31,314,896
  Less:  Accumulated depreciation               18,598,280        18,018,018
                                               -----------       -----------
Property, Plant and Equipment - Net             12,731,085        13,296,878
                                               -----------       -----------

Other Assets
  Deferred income taxes                            976,000           933,000
  Other                                             16,575            16,575
                                               -----------       -----------
Total Other Assets                                 992,575           949,575
                                               -----------       -----------
                 Total Assets                  $24,524,461       $23,994,301
                                               ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt         $ 1,178,571       $ 1,178,571
  Accounts payable                               2,684,510         1,897,308
  Accrued salaries, wages and vacation pay         260,545           220,063
  Other liabilities and accrued expenses           369,583           207,300
                                               -----------       -----------
                  Total Current Liabilities      4,493,209         3,503,242

Long-term Debt                                   4,946,429         5,241,071
Deferred Income Taxes                            2,106,300         2,158,500
                                               -----------       -----------
                  Total Liabilities             11,545,938        10,902,813
                                               -----------       -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -  2,741,168 shares   1,809,171         1,809,171
    Paid-in capital                              3,111,349         3,111,349
    Retained earnings                            8,058,003         8,170,968
                                               -----------       -----------

Total Shareholders' Equity                      12,978,523        13,091,488
                                               -----------       -----------
Total Liabilities & Shareholders' Equity       $24,524,461       $23,994,301
                                               ===========       ===========

Note A: The December 30, 2000, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                                Thirteen Weeks Ended
                                                --------------------
                                                March 31,       April 1,
                                                  2001           2000
                                                  ----           ----

Net Sales                                     $ 9,428,274    $11,057,698
                                              -----------    -----------
Costs and Expenses
  Cost of Sales                                 8,827,042     10,361,310
  Selling, General and
    Administrative Expenses                       680,650        949,318
  Factor's Charges                                 38,693         37,533
                                              -----------    -----------
Total Costs and Expenses                        9,546,385     11,348,161
                                              -----------    -----------
Operating Earnings (Loss)                        (118,111)      (290,463)
                                              -----------    -----------
Other Income
   Interest Income                                 20,957         13,497
   Gain on Disposal of Property Assets                ---         27,374
   Other, net                                       1,183          1,003
                                              -----------    -----------
         Total                                     22,140         41,874
                                              -----------    -----------

Other Expenses
  Interest Expense                                123,281        145,731
  Other, net                                       17,202         31,941
                                              -----------    -----------
                  Total                           140,483        177,672
                                              -----------    -----------

Income (Loss) before Income Taxes and Equity
    in Net Earnings of Affiliate                 (236,454)      (426,261)

Provision (Credit) for Income Taxes               (95,299)      (165,000)
                                              -----------    -----------

Income (Loss) before Equity in Net Earnings
    of Affiliates                               (141,155)      (261,261)

Equity in Net Earnings of Affiliate                28,190         75,000
                                              -----------    -----------
Net Income (Loss)                                (112,965)      (186,261)

Retained Earnings at Beginning of Period        8,170,968      9,020,987
                                              -----------    -----------

Retained Earnings at End of Period            $ 8,058,003    $ 8,834,726
                                              ===========    ===========
Earnings (Loss) Per Share                     $      (.04)   $      (.07)
                                              ===========    ===========

Dividends Per Share of Common Stock                None           None
                                              ===========    ===========
Weighted Average Common Shares Outstanding      2,741,168      2,741,168
                                              ===========    ===========
See notes to condensed financial statements.

                    BURKE MILLS, INC.STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Thirteen Weeks Ended
                                                   --------------------
                                                   March 31,     April 1,
                                                    2001          2000
                                                  ---------     ---------
Cash flows from operating activities
  Net Income  (Loss)                             $ (112,965)   $ (186,261)
                                                  ---------     ---------

  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
  Depreciation                                      580,262       593,875
  (Gain) on Sale of plant and
     equipment, including loss on disposal              ---       (27,374)
  Equity in earnings of affiliate                   (28,190)      (75,000)
  Deferred income taxes                             (95,200)     (161,250)
  Changes in assets and liabilities:
     Accounts receivable                           (582,428)     (384,736)
     Inventories                                    317,827       628,692
     Prepaid expenses, taxes & other
        current assets                               58,316      (113,987)
     Other non-current assets                           ---       101,527
        Accounts payable                            787,202      (505,578)
        Accrued salaries, wages & vacation pay       40,482        31,712
     Other liabilities and accrued expenses         162,283       180,076
                                                    -------       -------
                         Total Adjustments        1,240,554       267,957
                                                  ---------     ---------

Net cash provided by operating activities         1,127,589        81,696
                                                  ---------     ---------
Cash flows from investing activities:
     Acquisition of property, plant and
        equipment                                   (14,469)     (313,554)
Proceeds from sale of plant & equipment                 ---        60,000
                                                  ---------     ---------
Net cash (used) by investing activities             (14,469)     (253,554)
                                                  ---------     ---------
Cash flows from financing activities:
     Principal payments of long-term debt          (294,642)     (258,929)
     Proceeds from long-term bank note                  ---     1,000,000
                                                  ---------     ---------

Net cash provided (used) by financing activities   (294,642)      741,071
                                                  ---------     ---------
Increase in cash and cash equivalents               818,478       569,213

Cash and cash equivalents at beginning of year    1,305,362       592,513
                                                  ---------     ---------

CASH AND EQUIVALENTS AT END OF FIRST QUARTER     $2,123,840    $1,161,726
                                                 ==========    ==========
See notes to condensed financial statements

                                 BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended March 31, 2001 and April 1, 2000 was $123,000 and $146,000, respectively. The Company had no cash payments for the thirteen weeks ending March 31, 2001 and April 1, 2000 for income taxes.


NOTE 3 - OPERATIONS OF THE COMPANY
----------------------------------
The Company is engaged in texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns, and in the dyeing and processing of these yarns for others on a commission basis.

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. Its fiscal quarters also end on the Saturday nearest to the end of the calendar quarter.

Revenues from sales are recognized at the time shipments are made to the customer.


NOTE 4 - USE OF ESTIMATES
-------------------------
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------

     Accounts receivable are comprised of the following:

                                                March 31,        December 30,
                                                  2001              2000
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $2,980,000         $2,152,000
       Non-factored accounts
         receivable...............               690,000            936,000
                                               ---------         ----------
                                              $3,670,000         $3,088,000
                                              ==========         ==========
NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:          March 31,        December 30,
                                                  2001              2000
                                                  ----              ----
     Finished and in process....              $2,969,000         $3,103,000
     Raw materials..............                 960,000          1,136,000
     Dyes and chemicals.........                 269,000            277,000
     Other......................                 118,000            118,000
                                               ---------          ---------
                                              $4,316,000         $4,634,000
                                              ==========         ==========


 NOTE 7 - LINE OF CREDIT
------------------------
Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000 and a $1,750,000 Letter of Credit facility. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note is payable in 84 installments. At March 31, 2001 the Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of March 31, 2001 the Company had no borrowings from its factor.


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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 8 - LONG-TERM DEBT (continued)
-----------------------------------
(1) a first Deed of Trust on property and buildings located at the Company's manufacturing sites in North Carolina, (2) a first lien position on the new equipment and machinery installed at these manufacturing sites and (3) a first lien position on the existing machinery and equipment located at the Company's manufacturing sites.

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

The annual principal maturities of long-term debt at March 31, 2001 are as follows:

                  Current portion                        $  750,000
                  2002/2003                $ 750,000
                  2003/2004                  750,000
                  2004/2005                  750,000
                  2005/2006                  625,000      2,875,000
                                           ---------      ---------
                                                         $3,625,000


Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714, plus interest at the floating LIBOR rate plus 1.9%. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at March 31, 2001 based on the current amount owned are as follows:

                         Current Portion                 $  428,571
                         2002/2003        $ 428,571
                         2003/2004          428,571
                         2004/2005          428,571
                         2005/2006          428,571
                         Thereafter         357,145       2,071,429
                                            -------       ---------
                                                         $2,500,000


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

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 9 - INCOME TAXES (continued)
---------------------

The items which comprise deferred tax assets and liabilities are as follows:
                                         March 31,      December 30,
                                           2001           2000
                                           ----           ----
    Deferred Tax Assets:
       Alternative minimum taxes paid   $ 349,000      $  349,000
       Net operating carry forward        813,300         718,000
       Inventory capitalization             5,200           5,500
       Charitable contributions
           carryover                        8,500           8,500
       Less:  Valuation allowance        (200,000)       (148,000)
                                         ---------      ---------
                                        $ 976,000      $  933,000
                                        ==========     ==========
    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $2,101,700     $2,154,100
      Undistributed earnings of foreign
         affiliate, net of tax credit        4,600          4,400
                                         ---------      ---------
                                        $2,106,300     $2,158,500
                                        ==========     ==========


                                           Thirteen Weeks Ended
                                           --------------------
                                          March 31,       April 1
    Provision (credit) for income taxes     2001           2000
                                            ----           ----
        consists of:
        Deferred                        $ (95,299)     $ (165,000)
        Federal                               ---             ---
        State                                 ---             ---
                                         ---------     ----------
                                        $ (95,299)     $ (165,000)
                                         =========     ==========


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------

The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the period ended March 31, 2001 and April 1, 2000.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 11 - CONCENTRATIONS OF CREDIT RISK (continued)
---------------------------------------

maturity date on the 21st to the 30th of the following month. At March 31, 2001, the Company had $2,980,000 due from its factor of which $2,459,000 matured on April 20, 2001. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


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

d) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The cost of monitoring will be approximately $31,000 per year.

(e) The Company is one of eight defendants in a case brought in the United States District Court for the Southern District of Texas, Houston Division, by a plaintiff individually and as next friend for a minor. The complaint alleges that the minor plaintiff was injured as a result of burns suffered when stripping on the side of a pair of jeans purchased by the minor caught fire. The complaint alleges that the Company was one of two manufacturers providing yarn to the defendant who allegedly manufactured the stripping sewn on to the jeans. The Company is defending the suit through legal counsel provided by the Company's products liability insurance carrier. Based upon the facts known to the Company at this time, the Company does not believe that it will be determined to have any monetary liability to the plaintiffs in this case. The Company further believes that if the Company is determined to have any monetary liability to the plaintiffs, such liability will be covered by its products liability insurance policy.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------

The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. During the first quarter, the Company had purchases from Fytek of $386,000 compared to $506,000 in 2000. At March 31, 2001, Fytek owed the Company $32,000 for leased equipment.

Financial information for Fytek is as follows:

                              STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                  (Unaudited)

                                                 1st Quarter
                                                 -----------
                                                2001      2000
                                                ----      ----

Net Sales                                     $1,458     $2,348

Gross Profit                                      94        267

Income from continuing
   operations                                     87        239

Income before taxes                               87        239

Provision for income tax                          30         88
                                              -------    -------
Net Income                                    $   57     $  151
                                              =======    =======


                                  BALANCE SHEET
                         (In thousands of U.S. dollars)

                                                March 31,      March 31,
                                                 2001           2000
                                              (Unaudited)    (Unaudited)
                                              -----------    -----------
     ASSETS
Current assets                                  $4,091         $4,715
Non-current assets                                 185            176
                                                -------       -------
  Total Assets                                  $4,276         $4,891
                                                =======       =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $2,762         $3,807
Non-current liabilities                              0              0
                                                -------        -------
  Total Liabilities                             $2,762         $3,807

Shareholders equity                             $1,514         $1,084
                                                -------        -------
Total Liabilities & Shareholders' Equity        $4,276         $4,891
                                                =======        =======

                                BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------

In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 2000 or for the thirteen weeks ended March 31, 2001.


NOTE 15 - EARNINGS PER SHARE
----------------------------

Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended March 31, 2001, and April 1, 2000.

                                BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
---------------------

2001 Compared to 2000
---------------------

The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                                    Thirteen Weeks Ended
                                                    --------------------
                                                    March 31,     April 1,
                                                     2001           2000
                                                     ----           ----
Net Sales                                           100.0%         100.0%
Cost of Sales                                        93.6           93.7
                                                    ------         ------
Gross Profit                                          6.4            6.3
  Selling, General, Administrative
     and Factoring Costs                              7.6            8.9
                                                    ------         ------
  Operating Earnings (Loss)                          (1.2)          (2.6)
  Interest Expense                                    1.3            1.3
  Other (Income) - net                                ---           (0.2)
                                                    ------         ------
  Income (Loss) before Income Taxes                  (2.5)          (3.7)
  Equity in Net Earnings (Loss) of Affiliate          0.3            0.7
  Income Taxes (Credit)                              (1.0)          (1.3)
                                                    ------         ------
Net Income (Loss)                                    (1.2)%         (1.7)%
                                                    ======         ======


                       THIRTEEN WEEKS ENDED March 31, 2001
                 COMPARED TO THIRTEEN WEEKS ENDED April 1, 2000

Net Sales
---------

Net sales for the thirteen weeks ended March 31, 2001 decreased by 15% to $9,428,000 compared to $11,058,000 for the first quarter of 2000. Pounds shipped decreased by 9% compared to 2000, while average sales prices decreased by 6%. The decrease in pounds is a result of lower customer demand. Decreases in average sales prices is the result of sales mix and competitive pricing pressures caused by a weak textile economy.

                                BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Cost of Sales and Gross Margin
------------------------------

Cost of sales for the first quarter decreased by $1,534,000 or 15%.

Cost of material used decreased by 11% while direct labor and overhead decreased by 24% and 18%, respectively.

As a result of a 15% decrease in net sales and a 15% decrease in cost of sales, the Company's gross margin remain relatively the same at 6.4% compared to 6.3% in 2000.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses for the first quarter of 2001 decreased by $269,000 or 28%. The decrease is the result of $204,000 recorded to bad debt expense in the first quarter of 2000 which did not re-occur in 2001.


Factor's Charges
----------------
Factor's charges were .4% of net sales compared to .3% in 2000. The percentage of sales factored increased during the quarter. There was no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense for the first quarter decreased $22,000 primarily due to lower existing interest rates.


Interest Income
---------------
Interest income for the first quarter of 2001 increased as a result of an increase in average funds invested.


Equity in Net Earnings (Loss) of Affiliate
------------------------------------------

The Company recorded $28,000 as income from Fytek, S.A. de C.V, its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Also see Note 13.


Income Before Provision for Income Taxes
----------------------------------------
For the thirteen weeks ended March 31, 2001 the Company recorded a loss of $236,000 before credit for taxes and income from its Mexican affiliate compared to a loss before taxes and income from its Mexican affiliate of $426,000 in 2000.

                               BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Provision for Income Taxes
--------------------------

The Company recorded a credit for income taxes of $95,000 for the first quarter of 2001 compared to a credit for income taxes of $165,000 in 2000.


Liquidity and Capital Resources
-------------------------------
The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of March 31, 2001, the Company had $2,980,000 due from its factor of which $2,459,000 matured on April 20, 2001. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank under which the Company was permitted to borrow up to $3,000,000 for the acquisition of production machinery, and a $1,750,000 Letter of Credit facility. The Company borrowed $3,000,000 from the line of credit and converted the line of credit to long-term debt on February 29, 2000 (see Note 8).

The Company's working capital at March 31, 2001, aggregated $5,788,000 representing a working capital ratio of 2.3 to 1 compared with a working capital of $5,658,000 at December 30, 2000, and a working capital ratio of 2.6 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at March 31, 2001:

         Cash, cash equivalents and receivables...........     $5,794,000
         Current liabilities..............................      4,493,000
                                                                ---------

         Excess of quick assets over current liabilities..     $1,301,000

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

During the thirteen weeks of 2001, the Company acquired and made deposits on new machinery and equipment of approximately $14,000 as set forth in the accompanying statement of cash flows. For the balance of 2001, the Company anticipates the acquisition of machinery and equipment of approximately $436,000 which, together with the acquisitions and deposits on acquisitions incurred to March 31, 2001, will aggregate an anticipated acquisition of new machinery of approximately $450,000 in 2001. The Company plans to finance its capital from cash provided from operations and bank financing.

                                BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (continued)
-------------------------------
The Company's cash and equivalents increased for the thirteen weeks ended March 31, 2001, to $2,124,000 from $1,305,000 at December 30, 2000 primarily as a result of improved cash flow from operations. See accompanying Statement of Cash Flow.


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

                                BURKE MILLS, INC.
                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on 8-K


    (a) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks March 31, 2001.

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



                                                    BURKE MILLS, INC.
                                                    -----------------
                                                      (Registrant)





Date:     May 10, 2001                       BY:  Thomas I. Nail   /s
                                                  -----------------------
                                                  Thomas I. Nail
                                                  (President)



Date:     May 10, 2001                       BY:  Thomas I. Nail    /s
                                                  -----------------------
                                                  Thomas I. Nail
                                                 (Principal Financial Officer)