Form 10-Q
period 2001-06-30
BURKE MILLS INC
filed 2001-08-14
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2001, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                               BURKE MILLS, INC.

                                     INDEX




PART  1 - FINANCIAL INFORMATION                              Page Number

Item 1 - Financial Statements
-----------------------------

   Condensed Balance Sheets:
      June 30, 2001, and December 30, 2000                           3

   Condensed Statements of Operations and Retained Earnings:
      Thirteen Weeks Ended June 30, 2001 and July 1, 2000
      Twenty-six Weeks Ended June 30, 2001 and July 1, 2000          5

   Statements of Cash Flows:
      Twenty-six Weeks Ended June 30, 2001 and July 1, 2000          6

   Notes to Condensed Financial Statements                           7


Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations           13
---------------------------------------------------------


Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote by Security Holders        19
------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K                           19
-----------------------------------------------


SIGNATURES                                                          20

                    BURKE MILLS, INC.CONDENSED BALANCE SHEETS
                                                 June 30,       December 30,
                                                  2001            2000
                                                (Unaudited)      (Note A)
                                                -----------     -----------
        ASSETS
Current Assets
  Cash and cash equivalents                    $1,818,437        $ 1,305,362
  Accounts receivable                           4,813,631          3,088,069
  Inventories                                   3,874,223          4,633,978
  Prepaid expenses, taxes and other
     current assets                               119,169            133,711
                                              -----------        -----------
                  Total Current Assets         10,625,460          9,161,120
                                              -----------        -----------

Equity Investment in Affiliate                    625,227            586,728
                                              -----------        -----------
Property, Plant and Equipment - at cost        30,731,268         31,314,896
  Less:  Accumulated depreciation              18,590,514         18,018,018
                                              -----------        -----------
Property, Plant and Equipment - Net            12,140,754         13,296,878
                                              -----------        -----------

Other Assets
  Deferred income taxes                           855,665            933,000
  Other                                            16,575             16,575
                                              -----------        -----------
Total Other Assets                                872,240            949,575
                                              -----------        -----------
                 Total Assets                 $24,263,681        $23,994,301
                                              ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt         $ 1,178,571       $ 1,178,571
  Accounts payable                               2,456,610         1,897,308
  Accrued salaries, wages and vacation pay         269,305           220,063
  Other liabilities and accrued expenses           402,373           207,300
                                               -----------       -----------
                  Total Current Liabilities      4,306,859         3,503,242

Long-term Debt                                   4,651,786         5,241,071
Deferred Income Taxes                            2,106,300         2,158,500
                                               -----------       -----------
                  Total Liabilities             11,064,945        10,902,813
                                               -----------       -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -  2,741,168 shares   1,809,171         1,809,171
    Paid-in capital                              3,111,349         3,111,349
    Retained earnings                            8,278,216         8,170,968
                                               -----------       -----------

Total Shareholders' Equity                      13,198,736        13,091,488
                                               -----------       -----------
Total Liabilities & Shareholders' Equity       $24,263,681       $23,994,301
                                               ===========       ===========

Note A: The December 30, 2000, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)

                              Thirteen Weeks Ended     Twenty-six Weeks Ended
                              --------------------    ------------------------
                              June 30,   July 1,       June 30,    July 1,
                               2001       2000          2001        2000
                              ------     ------        ------      ------
Net Sales                  $10,372,331 $10,457,253   $19,800,605 $21,514,951
---------                  ----------- -----------   ----------- -----------
Cost and Expenses
  Cost of Sales              9,250,925   9,680,539    18,077,967  20,041,849
  Selling, General and
    Administrative Expenses    621,842     826,972     1,302,492   1,776,290
Factor's Charges                43,881      42,346        82,574      79,879
                                ------      ------        ------      ------
Total Costs and Expenses     9,916,648  10,549,857    19,463,033  21,898,018
                             ---------   ----------    ----------  ----------

Operating Earnings/(Loss)      455,683     (92,604)       337,572   (383,067)
                              --------     -------        -------    -------
Other Income
  Interest Income               19,004      19,302         39,961      32,799
  Gain/(Loss) on Disposal
    of Property                 (2,275)      4,500         (2,275)     31,874
  Other, net                     1,137       4,506          2,320       5,509
                               -------     -------        -------     -------
    Total                       17,866      28,308         40,006      70,182
                               -------     -------        -------     -------
Other Expenses
  Interest Expense             100,158     151,500        223,439     297,231
  Other, net                    17,201      35,394         34,403      67,335
                               -------     -------        -------     -------
    Total                      117,359     186,894        257,842     364,566
                               -------     -------        -------     -------
Income/(Loss) before Provision
  for Income Taxes and Equity
  in Net Earnings of Affiliate 356,190    (251,190)       119,736    (677,451)

Provision/(Credit) for
  Income Taxes                 146,286     (86,180)        50,987    (251,180)
                               -------     -------        -------     -------
Net Income/(Loss) before Equity
  in Net Earnings
  of Affiliate                 209,904    (165,010)        68,749    (426,271)

Equity in Net Earnings of
  Affiliate                     10,309      97,500         38,499     172,500
                                ------     -------         ------     -------
Net Income/(Loss)              220,213     (67,510)       107,248    (253,771)

Retained Earnings at Beginning
  of Period                  8,058,003   8,834,726      8,170,968   9,020,987
                            ----------  ----------     ----------  ----------
Retained Earnings at End
  of Period                 $8,278,216  $8,767,216     $8,278,216  $8,767,216
                            ==========  ==========     ==========  ==========

Earnings (Loss) Per Share   $      .08  $     (.02)    $      .04  $    (.09)
                            ==========  ===========    ==========  ==========
Dividends Per Share of
  Common Stock               None         None          None         None
                           ==========   ==========    ==========   ==========
Weighted Average Common
  Shares Outstanding        2,741,168    2,741,168     2,741,168    2,741,168
                           ==========   ==========    ==========   ==========
See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Twenty-six Weeks Ended
                                               ----------------------
                                              June 30           July 1,
                                               2001              2000
                                               ----              ----
Cash flows from operating activities:
  Net Income (Loss)                         $  107,248        $ (253,771)
                                             ---------         ---------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                             1,161,284         1,165,037
    Equity in earnings of affiliate            (38,499)         (172,500)
    Gain (loss) on disposal of
         property assets                         2,275           (31,874)
    Provision for deferred income taxes         25,135          (251,175)
    Changes in assets and liabilities:
    Accounts receivable                     (1,725,562)         (647,001)
    Inventories                                759,755           386,818
    Prepaid expenses, taxes and other
          current assets                        14,542            54,713
    Other non-current assets                       -0-            47,683
    Accounts payable                           559,302          (290,262)
    Accrued salaries, wages and vacation pay    49,242           322,516
    Other liabilities and accrued expenses     195,073           495,554
                                               -------          --------
                        Total Adjustments    1,002,547         1,079,509
                                             ---------         ---------

Net cash provided by operating activities    1,109,795           825,738
                                            ----------         ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                                (75,434)         (543,413)
    Proceeds from sale of equipment             68,000            64,500
                                                ------           -------
Net cash (used) by investing activities         (7,434)         (478,913)
                                             ----------        ----------

Cash flows from financing activities:
   Principal payments of long-term debt       (589,286)         (553,572)
   Proceeds from long-term bank note               -0-         1,000,000
                                              ---------        ---------
Net cash provided (used) by
   financing activities                       (589,286)          446,428
                                              ---------        ---------
Net increase in cash and cash equivalents      513,075           793,253

Cash and cash equivalents at
   beginning of year                         1,305,362           592,513
                                             ---------         ---------
CASH AND EQUIVALENTS AT END OF
         SECOND QUARTER                     $1,818,437        $1,385,766
                                            ==========        ==========

See notes to condensed financial statements

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest the twenty-six weeks ended June 30, 2001 and July 1, 2000 was $223,000 and $296,000, respectively. The company had no cash payments for income taxes the twenty-six weeks ending June 30, 2001 and July 1, 2000.


NOTE 3 - OPERATIONS OF THE COMPANY
----------------------------------
The Company is engaged in texturing, winding, dyeing, processingand selling of filament, novelty and spun yarns, and in the dyeing and processing of these yarns for others on a commission basis.

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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
     Accounts receivable are comprised of the following:

                                                June 30,         December 30,
                                                  2001              2000
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $3,874,000        $2,152,000
       Non-factored accounts
         receivable...............               940,000           936,000
                                              ----------        ----------
                                              $4,814,000        $3,088,000
                                              ==========        ==========
NOTE 6 - INVENTORIES
--------------------
     Inventories are summarized as follows:
                                                June 30,         December 30,
                                                  2001              2000
                                                  ----              ----
     Finished and in process....              $2,753,000         $3,103,000
     Raw materials..............                 820,000          1,136,000
     Dyes and chemicals.........                 187,000            277,000
     Other......................                 114,000            118,000
                                               ----------         ---------
                                              $3,874,000         $4,634,000
                                              ===========        ==========


NOTE 7 - LINE OF CREDIT
-----------------------
Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note is payable in 84 installments. At June 30, 2001 the Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of June 30, 2001 the Company had no borrowings from its factor.


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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 8 - LONG-TERM DEBT (cont.)
-------------------------------
Among other things, covenants include a debt service coverage ratio, a limit on annual property asset acquisitions exclusive of property acquired with the loan proceeds under this new loan agreement, the retirement or acquisition of the Company's capital stock in excess of a stated amount, the maintenance of a minimum tangible net worth which shall increase by a stated amount annually, a minimum quick ratio, and a maximum debt to tangible net worth ratio.

The annual principal maturities of long-term debt at June 30, 2001 are as follows:

                Current portion                         $  750,000
                  2002/2003                $ 750,000
                  2003/2004                  750,000
                  2004/2005                  750,000
                  2005/2006                  437,500     2,687,500
                                           ---------      ---------
                                                        $3,437,500

Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714, plus interest at the floating LIBOR rate plus 1.9%. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at June 30, 2001 based on the current amount owned are as follows:

               Current Portion                           $  428,571
                 2002/2003                $  428,571
                 2003/2004                   428,571
                 2004/2005                   428,571
                 2005/2006                   428,571
                 Thereafter                  250,002      1,964,286
                                             -------      ---------
                                                         $2,392,857

NOTE 9 - INCOME TAXES
---------------------
The  Company  uses the  liability  method  as  required  by FASB  statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items which comprise deferred tax assets and liabilities are as follows:
                                          June 30,      December 30,
                                           2001            2000
                                           ----            ----
    Deferred Tax Assets:
    Alternative minimum taxes paid      $349,000         $349,000
    Net operating carry forward          691,465          718,000
    Inventory Capitalization               4,600            5,500
    Charitable contributions carryover    10,600            8,500
    Less:  Valuation allowance          (200,000)        (148,000)
                                        ---------       ---------
                                        $855,665         $933,000
                                        =========       =========

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 9 - INCOME TAXES (continued)
---------------------

    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $2,082,600    $ 2,154,100
      Undistributed earnings of foreign
         affiliate, net of tax credit       23,700          4,400
                                         ---------      ---------
                                        $2,106,300    $ 2,158,500
                                        ==========     ==========


                                           Twenty-Six Weeks Ended
                                            --------------------
                                           June 30       July 1,
    Provision (credit) for income taxes     2001          2000
                                            ----          ----
        consists of:
        Deferred                        $  50,987     $  (251,180)
        Federal                              ---             ---
        State                                ---             ---
                                         ---------     ----------
                                        $  50,987     $  (251,180)
                                         =========     ==========


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of theInternal Revenue Code. This plan allows eligible employees to contribute asalary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended June 30, 2001, and July 1, 2000.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At June 30, 2001 the Company had $3,874,000 due from its factor of which $3,515,000 matured on July 20, 2001. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 12 - COMMITMENTS (continued)
---------------------
b) The Company entered into a supply agreement, dated November 19, 1996, with Fibras Quimicas, S.A. to purchase yarn. The Company agrees to purchase yarn based on the schedule below, beginning February 1, 1997, for a five year period.
                  Year 1            Approximately $2,600,000
                  Year 2            Approximately $6,400,000
                  Year 3            Approximately $7,100,000
                  Year 4            Approximately $7,700,000
                  Year 5            Approximately $7,700,000

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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. Through the second quarter, the Company had purchases from Fytek of $1,053,000 compared to $1,119,000 in 2000. Financial information for Fytek is as follows:


                               STATEMENT OF INCOME
                   (In thousands of U.S. dollars) (Unaudited)

                                    2nd Quarter              Six Months
                                    -----------              ----------
                                  2001        2000          2001     2000
                                  ----        ----          ----     ----
Net Sales                        $1,454      $2,164        $2,911   $4,512
Gross Profit                         62         231           156      498
Income from continuing
   operations                        31         296           117      535
Income before taxes                  31         296           117      535
Provision for income tax             11         102            40      190
                                  -----      ------       -------   ------
  Net Income                     $   20      $  194       $    77   $  345
                                 ======      ======       =======   ======

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------
Fytek Financial Information Continued:
                                  BALANCE SHEET
                         (In thousands of U.S. dollars)

                                                June 30,      Dec. 30,
                                                 2001          2000
                                              (Unaudited)    (Audited)
                                              -----------    -----------
     ASSETS
Current assets                                  $3,895         $4,175
Non-current assets                                 183            166
                                                ------         ------
  Total Assets                                  $4,078         $4,341
                                                ======         ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $2,507         $3,024
Non-current liabilities                              0              0
                                                ------         ------
  Total Liabilities                             $2,507         $3,024
Shareholders equity                             $1,571         $1,317
                                                ------         ------
Total Liabilities & Shareholders' Equity        $4,078         $4,341
                                                ======         ======


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------
In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long- lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No.121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No.121 in the first quarter of 1996 and such adoption did not have any material effect on the financial statements for 2000 or for the twenty-six weeks ended June 30, 2001.


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the twenty-six week periods ended June 30, 2001, and July 1, 2000.

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

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks           Twenty-six Weeks
                                       Ended                     Ended
                                  --------------------      -------------------
                                  June 30,  July 1,        June 30,   July 1,
                                   2001      2000           2001       2000
                                   ----      ----           ----       ----
Net Sales                          100.0%   100.0%         100.0%     100.0%
   Cost of Sales                    89.2     92.6           91.3       93.1
                                    ----     ----           ----       ----
  Gross Profit                      10.8      7.4            8.7        6.9
  Selling, General, Administrative
         and Factoring Costs         6.4      8.3            7.0        8.6
                                    ----     ----           ----       ----
  Operating Earnings (Loss)          4.4     (0.9)           1.7       (1.7)
  Interest Expense                   1.0      1.4            1.1        1.4
  Other Expense                       --      0.1             --         --
                                    ----     ----           ----       ----
  Income (Loss) before
         Income Taxes                3.4     (2.4)           0.6       (3.1)
  Equity in Net Earnings (Loss)
     of Affiliate                    0.1      0.9            0.2        0.8
  Income Taxes (Credit)              1.4     (0.8)           0.3       (1.2)
                                    ----      ----          ----        ---
Net Income (Loss)                    2.1%    (0.7)%          0.5%      (1.1)%
                                   ======    ======        ======     ======


                        THIRTEEN WEEKS ENDED JUNE 30, 2001
                 COMPARED TO THIRTEEN WEEKS ENDED JULY 1, 2000

Net Sales
---------
Net sales for the thirteen weeks ended June 30, 2001, decreased by 0.8% to $10,372,000 compared to $10,457,000 for the second quarter of 2000. Pounds shipped increased by 2.4% compared to 2000 while the average sales price per pound decreased by 3.1%. The increase in pounds resulted from new customers and programs. Thread sales increased by 118.4% or $461,000, while yarn sales decreased 4.7% or $454,000, and commission sales decreased 24.1% or $91,000. The decrease in average sales prices is the result of sales mix and competitive pricing pressures caused by a weak textile economy.


Cost of Sales and Gross Margin
------------------------------
Cost of sales for the second quarter decreased by $430,000 or 4%.

Cost of material used increased by 1%, while direct labor and overhead decreased by 11% and 16% respectively.

                                BURKE MILLS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

Cost of Sales and Gross Margin (continued)
------------------------------
Due to a minimal change in net sales and a 4% decrease in cost of sales, the Company's gross margin improved to 10.8% compared to 7.4% in 2000.

Selling, General and Administrative Expenses
--------------------------------------------
Selling general and administrative expenses for the second quarter of 2001 decreased by $205,000 or 25%. The decrease is primarily the result of a $181,000 favorable difference in other salaries due to $150,000 of severance paid to the former president in 2000.

Factor's Charges
----------------
Factor's charges were .4% of sales as compared to .4% of sales in 2000. There was no change in the Company's factoring agreement.

Interest Expense
----------------
Interest expense for the second quarter decreased $51,000 primarily due to lower existing interest rates.

Interest Income
---------------
Interest income for the second quarter of 2001 was equal to 2000 at $19,000.

Gain (Loss) on Disposal of Equipment
------------------------------------

The loss on disposal of equipment was due to the sale of old equipment.

Equity in Net Earnings of Affiliate
------------------------------------------
The Company recorded $10,000 as income from Fytek, S.A. De C.V., its joint venture in Mexico, compared to $97,500 for the second quarter of 2000. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997. Also see Note 13.

Income Before Provision for Income Taxes
-----------------------------------------------
For the thirteen weeks ended June 30, 2001 the Company recorded an income of $356,000 before provision for taxes and income from its Mexican affiliate, compared to a loss before credit for income taxes and income from its Mexican affiliate of $251,000 in 2000.


Provision (Credit) for Income Taxes
------------------------------------
The Company recorded a provision for income taxes of $146,000 for the second quarter of 2001, compared to a credit of $86,000 in 2000, as a result of the loss in the second quarter of 2000.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)
                TWENTY-SIX WEEKS ENDED JUNE 30, 2001 COMPARED TO
                       TWENTY-SIX WEEKS ENDED JULY 1, 2000

2001 Compared to 2000

Net Sales
---------
Net sales for the twenty-six weeks ended June 30, 2001, decreased by 8.0% to $19,801,000 compared to $21,515,000 for the similar period of 2000. Pounds shipped decreased by 3.3% compared to 2000. The decrease in net sales is due to lower customer demand primarily recorded in the first quarter of 2001.


Cost of Sales and Gross Margin
------------------------------
Cost of goods sold decreased by 9.8% on a net sales decrease of 8.0% and a decrease of 3.3% on pounds shipped.

Material costs decreased by 5% while labor and overhead decreased by 18% and 17% respectively. The net result of cost dropping to a greater extent than sales was an improvement in the Company's gross profit percentage to 8.7% compared to 6.9% for the first six months of 2000.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by $474,000 or 26.7%. The decrease is primarily the result of $204,000 recorded to bad debt expense in the first quarter of 2000, which did not re-occur in 2001, and to a favorable difference in other salaries due to severance of $150,000 paid to the former president in 2000.


Factor's Charges
----------------
Factor charges were 0.4% of net sales for the first six months of 2001 and 2000. There was no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense decreased by $74,000 or 24.8% for the twenty-six week period primarily due to lower existing interest rates and a lower average long-term debt.


Interest Income
---------------
Interest income for the twenty-six week period increased by $7,000 due to an increase in average funds invested.

Gain (Loss) on Disposal of Equipment
------------------------------------
The loss on disposal of equipment of $2,000 was due to the sale of old equipment.

                                BURKE MILLS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)

Equity in Net Earnings of Affiliate
-----------------------------------
The Company recorded $38,500 and $172,500 for the twenty-six week periods of 2001 and 2000 respectively as earnings from Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.


Income Before Provision for Income Taxes
-----------------------------------------------
For the twenty-six weeks ended June 30, 2001, the Company recorded an income on operations of $120,000 compared to a loss of $677,000 in 2000.


Provision (Credit) for Income Taxes
-----------------------------------
The Company recorded a provision for taxes of $51,000 for the twenty-six weeks of 2001, compared to a credit of $251,000 in the 2000 year period resulting from the loss in 2000.


Liquidity and Capital Resources
-------------------------------
The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of June 30, 2001, the Company had $3,874,000 due from its factor of which $3,515,000 matured on July 20, 2001. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank and under which the Company may borrow up to $3,000,000 for the acquisition of production machinery. The Company borrowed $3,000,000 from the Line of Credit and converted the Line of Credit to long-term debt on February 29, 2000 (see Note 8).

The  Company's  working  capital  at  June  30,  2001,   aggregated   $6,319,000
representing a working capital ratio of 2.5 to 1 compared with a working capital of $5,658,000 at December 30, 2000, and a working capital ratio of 2.6 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at June 30, 2001:


Cash, cash equivalents and receivables...........              $6,632,000
         Current liabilities..............................      4,307,000
                                                                ---------

         Excess of quick assets to current liabilities...      $2,325,000

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

During the twenty-six weeks of 2001, the Company acquired and made deposits on new machinery and equipment of approximately $75,400 as set forth in the accompanying statement of cash flows. For the balance of 2001, the Company anticipates the acquisition of machinery and equipment of approximately $425,000 which, together with the acquisitions and deposits on acquisitions incurred to June 30, 2001, will aggregate an anticipated acquisition of new machinery of approximately $500,000 in 2001. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents increased for the twenty-six weeks ended June 30, 2001, to $1,818,000 from $1,305,000 at December 30, 2000 primarily as a result of improved cash flow from operations. See accompanying Statement of Cash Flow.


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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sale prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies, policies and legislation, and proceeds received from

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)


Forward Looking Statements (continued)
--------------------------
the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes; such as, changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.

                                BURKE MILLS, INC.

                           PART II - OTHER INFORMATION




Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on May 29, 2001. At the meeting all seven director nominees were elected.

         (a) The following directors were elected for a one-year term by the votes indicated:

                  Humayun N. Shaikh 2,332,036
                  Thomas I. Nail    2,337,036
                  Aehsun Shaikh     2,332,036
                  Robert P. Huntley 2,337,036
                  William T. Dunn   2,337,036
                  Richard F. Byers  2,337,036
                  Robert T. King    2,336,536

         (b)  There were no other matters presented for vote of stockholders.




Item 6 - Exhibits and Reports on 8-K

         (a) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended June 30, 2001.

                                BURKE MILLS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURKE MILLS, INC.
(Registrant)




                                                By: Ronald D. Nicholson  /s
Date: August 13, 2001                             ________________________
                                                    Ronald D. Nicholson
                                                    (VP, Finance)
                                                  (Principal Financial Officer)



                                                By:  Thomas I. Nail     /s
Date: August 13, 2001                            _________________________
                                                     (President)