Form 10-Q
period 2001-09-29
BURKE MILLS INC
filed 2001-11-08
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 9, 2001, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                               BURKE MILLS, INC.
                                     INDEX


PART  1 - FINANCIAL INFORMATION                              Page Number

Item 1 - Financial Statements
-----------------------------

   Condensed Balance Sheets:
      September 29, 2001, and December 30, 2000                      3

   Condensed Statements of Operations and Retained Earnings:
      Thirteen Weeks Ended September 29, 2001 and September 30,
           2000                                                      4
      Thirty-Nine Weeks Ended September 29, 2001 and
           September 30, 2000                                        4
   Statements of Cash Flows:
      Thirty-Nine Weeks Ended September 29, 2001
           and September 30, 2000                                    5

   Notes to Condensed Financial Statements                           6


Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations           12
---------------------------------------------------------

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                           17
-----------------------------------------

SIGNATURES                                                          18

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                  Sept. 29,       Dec. 30,
                                                    2001           2000
                                                 (Unaudited)      (Note A)
                                                 -----------      --------
        ASSETS
Current Assets
  Cash and cash equivalents                     $ 3,278,155     $ 1,305,362
  Accounts receivable                             4,253,469       3,088,069
  Inventories                                     4,016,368       4,633,978
  Prepaid expenses, taxes and other
     current assets                                 178,624         133,711
                                                -----------     -----------
                  Total Current Assets           11,726,616       9,161,120
                                                -----------     -----------

Equity Investment in Affiliate                      643,005         586,728
                                                -----------     -----------

Property, Plant and Equipment - at cost          30,852,132      31,314,896
   Less:  Accumulated depreciation               19,115,756      18,018,018
                                                -----------      ----------
Property, Plant and Equipment - Net              11,736,376      13,296,878
                                                -----------      ----------
Other Assets
  Deferred income tax                               758,600         933,000
  Other                                              16,575          16,575
                                                -----------     -----------
                Total Other Assets                  775,175         949,575
                                                -----------     -----------
                Total Assets                    $24,881,172     $23,994,301
                                                ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt          $ 1,178,571     $ 1,178,571
  Accounts payable                                3,335,431       1,897,308
  Accrued salaries, wages and vacation pay          223,278         220,063
  Income Taxes Payable                                  889               0
  Other liabilities and accrued expenses            486,629         207,300
                                                 ----------      ----------
                  Total Current Liabilities       5,224,798       3,503,242

Long-term Debt                                    4,357,143       5,241,071

Deferred Income Taxes                             2,015,100       2,158,500
                                                 ----------      ----------
                  Total Liabilities              11,597,041      10,902,813
                                                 ----------      ----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -2,741,168 shares      1,809,171       1,809,171
  Paid-in capital                                 3,111,349       3,111,349
  Retained earnings                               8,363,611       8,170,968
                                                 ----------      ----------
Total Shareholders' Equity                       13,284,131      13,091,488
                                                 ----------      ----------
Total Liabilities & Shareholders' Equity        $24,881,172     $23,994,301
                                                ===========     ===========

Note A: The December 30, 2000, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                               BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                               Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                              ----------------------    -----------------------
                              Sept. 29     Sept. 30       Sept. 29   Sept. 30
                                2001         2000           2001       2000
                              --------     --------      --------    --------
Net Sales                   $9,255,121   $ 9,278,855  $29,055,726  $30,793,806
---------                   -----------  -----------  -----------  -----------
Costs and Expenses
  Cost of Sales              8,447,210     8,957,697   26,525,177   28,999,546
  Selling, General and
    Administrative Expenses    632,518       611,342    1,935,010    2,387,632
  Factor's Charges              39,789        38,392      122,363      118,271
                               --------     --------     --------     --------
Total Costs and Expenses     9,119,517     9,607,431   28,582,550   31,505,449
                             ----------    ----------   ---------   ----------

Operating Earnings/(Loss)      135,604      (328,576)     473,176     (711,643)
                               --------      --------    --------     --------
Other Income
  Interest Income               20,495        17,272       60,456       50,071
  Gain (loss) on disposal of
      property assets                0             0       (2,275)      31,874
  Other, net                     7,005        54,675        9,325       60,184
                                -------      -------      -------      -------
    Total                       27,500        71,947       67,506      142,129
                                -------      -------      -------      -------
Other Expenses
  Interest Expense              83,872       151,143      307,311      448,374
  Other, net                    (7,308)       31,927       27,095       99,262
                                -------      -------      -------      -------
    Total                       76,564       183,070      334,406      547,636
                                -------      -------      -------      -------
Income (loss) before Provision for
  Income Taxes and Equity in Net
  Earnings (Loss) of Affiliate  86,540      (439,699)     206,276   (1,117,150)

Provision/(Credit) for Income
  Taxes                         18,923      (141,030)      69,910     (392,210)
                                -------      -------       ------      -------
Net Income/(Loss) before Equity
  in Net Earnings of Affiliate  67,617      (298,669)     136,366     (724,940)

Equity in Net Earnings (Losses)
   of Affiliate                 17,778        51,200       56,277      223,700
                                -------      -------      -------      -------
Net Income (Loss)               85,395      (247,469)     192,643     (501,240)

Retained Earnings at Beginning
   of Period                  8,278,216    8,767,216    8,170,968    9,020,987
                              ---------    ---------    ---------    ---------
Retained Earnings at End
   of Period                 $8,363,611   $8,519,747   $8,363,611   $8,519,747
                             ==========   ==========   ==========   ==========
Earnings (Loss) Per Share    $      .03   $     (.09)  $      .07   $     (.18)
                             ==========   ==========   ==========   ===========
Dividends Per Share of
   Common Stock                 None         None          None         None
                             ==========   ==========    ==========   ==========
Weighted Average Common
  Shares Outstanding          2,741,168    2,741,168     2,741,168    2,741,168
                             ==========   ==========    ==========   ==========

See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Thirty-Nine Weeks Ended
                                               ----------------------
                                                Sept. 29,      Sept. 30,
                                                 2001            2000
                                                 ----            ----
Cash flows from operating activities:
  Net Income (Loss)                         $  192,643       $  (501,240)
                                             ---------         ---------
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation                             1,686,525         1,774,602
    Provision for deferred income taxes         31,000          (392,210)
    Equity in earnings of affiliate            (56,277)         (223,700)
    Loss (gain) on disposal of
       property assets                           2,275           (31,874)
    Changes in assets and liabilities:
      Accounts receivable                   (1,165,400)         (172,186)
      Inventories                              617,610           555,132
      Prepaid expenses, taxes and other
          current assets                       (44,913)           99,975
      Other non-current assets                       0            63,793
      Accounts payable                       1,438,123          (188,441)
      Income taxes payable                         889               ---
      Accrued salaries, wages and
         vacation pay                            3,215           161,235
      Other liabilities and accrued expenses   279,329           254,487
                                             ---------        ----------
                        Total Adjustments    2,792,376         1,900,813
                                             ---------        ----------

Net cash provided by operating activities    2,985,019         1,399,573
                                             ---------         ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                               (196,298)         (605,547)
    Proceeds from sale of equipment             68,000            64,500
                                             ---------         ---------
Net cash (used) by investing activities       (128,298)         (541,047)
                                             ---------         ---------
Cash flows from financing activities:
   Principal payments of long-term debt       (883,928)         (848,215)
   Proceeds from long-term bank note                 0         1,000,000
                                             ---------         ---------
Net cash provided by
   financing activities                       (883,928)          151,785
                                             ---------         ---------
Net increase (decrease) in cash and
   cash equivalents                          1,972,793         1,010,311

Cash and cash equivalents at
   beginning of year                         1,305,362           592,513
                                             ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF
         THIRD QUARTER                      $3,278,155        $1,602,824
                                            ==========        ==========

See notes to condensed financial statements

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ended December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------

For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended September 29, 2001 and September 30, 2000 was $307,000 and $448,000, respectively. The Company had a cash payment of $12,000 for the thirty-nine weeks ending September 29, 2001 for income taxes compared to no payments for the thirty-nine weeks ending September 30, 2000.


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

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
     Accounts receivable are comprised of the following:

                                                Sept. 29,         Dec. 30,
                                                  2001              2000
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $3,875,000        $2,152,000
       Non-factored accounts
         receivable...............               378,000           936,000
                                               ---------        ----------
                                              $4,253,000        $3,088,000
                                              ==========        ==========


NOTE 6 - INVENTORIES
--------------------
     Inventories are summarized as follows:

                                                Sept. 29,          Dec. 30,
                                                  2001              2000
                                                  ----              ----
     Finished and in process....              $2,590,000         $3,103,000
     Raw materials..............               1,098,000          1,136,000
     Dyes and chemicals.........                 212,000            277,000
     Other......................                 116,000            118,000
                                               ---------          ---------
                                              $4,016,000         $4,634,000
                                              ==========         ==========


NOTE 7 - LINE OF CREDIT
-----------------------

Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note is payable in 84 installments. At September 29, 2001 the Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of September 29, 2001 the Company had no borrowings from its factor.

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

The annual principal maturities of long-term debt at September 29, 2001 are as follows:

                Current portion                         $  750,000
                  2002/2003               $  750,000
                  2003/2004                  750,000
                  2004/2005                  750,000
                  2005/2006                  250,000     2,500,000
                                           ---------     ---------
                                                        $3,250,000

Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714, plus interest at the floating LIBOR rate plus 1.9%. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at September 29, 2001 based on the current amount owned are as follows:

               Current Portion                           $  428,571
                 2002/2003               $  428,571
                 2003/2004                  428,571
                 2004/2005                  428,571
                 2005/2006                  428,571
                 Thereafter                 142,859       1,857,143
                                            -------       ---------
                                                         $2,285,714


NOTE 9 - INCOME TAXES
---------------------

The  Company  uses the  liability  method  as  required  by FASB  Statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items which comprise deferred tax assets and liabilities are as follows:
                                         Sept. 29,       Dec. 30,
                                           2001            2000
                                           ----            ----
    Deferred Tax Assets:
    Alternative minimum taxes paid      $  349,000    $   349,000
    Net operating loss carry forward       394,000        570,000
    Inventory capitalization                 4,800          5,500
    Charitable contributions carryover      10,800          8,500
                                         ---------      ---------
                                        $  758,600    $   933,000
                                         =========      =========

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 9 - INCOME TAXES (contd.)
---------------------

    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $1,990,500     $2,154,100
      Undistributed earnings of foreign
         affiliate, net of tax credit       24,600          4,400
                                         ---------      ---------
                                        $2,015,100     $2,158,000
                                        ==========     ==========

                                          Thirty-Nine Weeks Ended
                                            --------------------
                                          Sept. 29,     Sept. 30,
                                             2001          2000
    Provision (credit) for income taxes      ----          ----
        consists of:
        Deferred                         $  69,910     $ (392,210)
        Federal                                ---          ---
        State                                  ---          ---
                                         ---------     ----------
                                         $  69,910     $ (392,210)
                                         =========     ==========

The net operating loss carryforward from a prior year is $1,022,000, expiring 2019/2020.


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------

The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the period ended September 29, 2001 and September 30, 2000.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At September 29, 2001, the Company had $3,875,000 due from its factor of which $3,006,000 matured on October 19, 2001. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


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

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 12 - COMMITMENTS (contd.)
---------------------
Year 1            Approximately $2,600,000
                  Year 2            Approximately $6,400,000
                  Year 3            Approximately $7,100,000
                  Year 4            Approximately $7,700,000
                  Year 5            Approximately $7,700,000


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

d) The company has committed to purchase $281,000 of machinery from Rieter ICBT to be delivered approximately January 15, 2002. A 10% down payment of $28,000 has been made. $225,000 is payable 30 days after delivery. The remaining balance of $28,000 is payable after successful commissioning.

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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------

The Company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The Company accounts for the ownership using the equity method. During the thirty-nine weeks, the Company had purchases from Fytek of $1,066,000 compared to $1,626,000 in 2000. Financial information for Fytek is as follows:

                               STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                  (Unaudited)

                                    3rd Quarter             Nine Months
                                    -----------              ----------
                                  2001        2000          2001     2000
                                  ----        ----          ----     ----

Net Sales                        $1,403      $2,232      $4,314     $6,744

Gross Profit                         15         405         171        903
Income from continuing
   operations                        42         152         159        687

Income before taxes                  42         152         159        687

Provision for income tax              6          50          46        240
                                  -------     ------      -------   -------
 Net Income                      $   36      $  102      $  113     $  447
                                  =======     ======      =======   =======

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------
Fytek's financial information (continued):

                                 BALANCE SHEETS
                          (In thousands of U.S. dollars)

                                              Sept. 30,       Dec. 30,
                                                 2001           2000
                                              (Unaudited)     (Audited)
                                              -----------     ---------
     ASSETS
Current assets                                  $3,355         $4,175
Non-current assets                                 185            166
                                                 -----          -----
  Total Assets                                  $3,540         $4,341
                                                ======         ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $2,081         $3,024
Non-current liabilities                              0              0
                                                 -----          -----
  Total Liabilities                             $2,081         $3,024
Shareholders equity                             $1,459         $1,317
                                                 -----          -----

Total Liabilities & Shareholders' Equity        $3,540         $4,341
                                                ======         ======


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------

In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long- lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No.121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No.121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 2000 or for the thirty-nine weeks ended September 29, 2001.


NOTE 15 - EARNINGS PER SHARE
----------------------------

Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirty-nine week periods ended September 29, 2001, and September 30, 2000.

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

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks          Thirty-Nine Weeks
                                       Ended                     Ended
                                  --------------------      -------------------
                                 Sept. 29  Sept. 30       Sept. 29   Sept. 30
                                   2001      2000           2001       2000
                                   ----      ----           ----       ----
Net Sales                          100.0%   100.0%         100.0%     100.0%
  Cost of Sales                     91.3     96.5           91.3       94.2
                                   ------   ------         ------     ------
  Gross Profit                       8.7      3.5            8.7        5.8
  Selling, General, Administrative
         and Factoring Costs         7.3      7.0            7.1        8.1
                                    -----    -----          -----      -----
  Operating Earnings (Loss)          1.4     (3.5)           1.6       (2.3)
  Interest Expense                   0.9      1.6            1.0        1.4
  Other (Income) - net              (0.4)    (0.4)          (0.1)      (0.1)
                                    -----    -----          -----      -----
  Income (Loss) before
         Income Taxes               0.9      (4.7)           0.7       (3.6)
  Equity in Net Earnings
     of Affiliate                   0.2       0.5            0.2        0.7
  Income Taxes (Credit)             0.2      (1.5)           0.2       (1.3)
                                   -----     -----          -----      -----
Net Income (Loss)                   0.9%     (2.7)%          0.7%      (1.6)%
                                   =====     ======         =====      ======


                        THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001
                 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000

Net Sales
---------

Net sales for the thirteen weeks ended September 29, 2001, decreased by 0.3% to $9,255,000 compared to $9,279,000 for the third quarter of 2000. Pounds shipped increased by 11.7% compared to 2000 while the average sales price per pound decreased by 10.7%. The increase in pounds resulted from new customers and programs. The decrease in average sales prices is the result of sales mix and competitive pricing pressures caused by a weak textile economy.


Cost of Sales and Gross Margin
------------------------------

Cost of sales for the third quarter decreased by $510,000 or 6%.

                                BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


Cost of Sales and Gross Margin (contd.)
------------------------------

Cost of material used increased by 2% while direct labor and overhead decreased by 11% and 12% respectively.

Due to a minimal change in net sales and a 6% decrease in cost of sales, the Company's gross margin improved to 8.7% compared to 3.5% in 2000.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses for the third quarter of 2001 increased by $21,000 or 3% compared to the third quarter of 2000.

Factor's Charges
----------------

Factor's charges as a percentage of sales was .4% for the third quarter of 2001 as compared to .4% of sales in 2000. There was no change in the factor's agreement.

Interest Expense
----------------

Interest expense for the third quarter decreased $67,000 primarily due to lower existing interest rates and a lower average long-term debt.

Interest Income
---------------

Interest income for the third quarter of 2001 was $20,000 compared to $17,000 in 2000.

Equity in Net Earnings of Affiliate
------------------------------------------

The Company recorded $18,000 as income from Fytek, S.A. De C.V., its joint venture in Mexico, compared to $51,000 for the third quarter of 2000. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997. Also see Note 13.

Income (Loss) before Provision for Income Taxes
-----------------------------------------------

For the thirteen weeks ended September 29, 2001 the Company recorded an income of $87,000 before provision for taxes and income from its Mexican affiliate, compared to a loss before credit for income taxes and income from its Mexican affiliate of $440,000 in 2000.

Provision (Credit) for Income Taxes
------------------------------------

The Company recorded a provision for income taxes of $19,000 for the third quarter of 2001, compared to a credit of $141,000 in 2000 as a result of the loss in the third quarter of 2000.

                                BURKE MILLS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)
             THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO
                   THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000

2001 Compared to 2000
Net Sales
---------

Net sales for the thirty-nine weeks ended September 29, 2001, decreased by 5.6% to $29,056,000 compared to $30,794,000 for the similar period of 2000. Pounds shipped decreased by 1.1% compared to 2000. The decrease in net sales is due to lower customer demand, primarily recorded in the first quarter of 2001.

Cost of Sales and Gross Margin
------------------------------

Cost of goods sold decreased by 8.5% on a net sales decrease of 5.6% and a decrease of 1.1% on pounds shipped.

Material costs decreased by 3% while labor and overhead decreased by 16% and 15% respectively. The net result of cost dropping to a greater extent than sales was an improvement in the Company's gross profit percentages to 8.7% compared to 5.8% for the first nine months of 2000.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by $453,000 or 19.0%. The decrease is primarily the result of $204,000 recorded to bad debt expense in the first quarter of 2000, which did not re-occur in 2001, and to a favorable difference in other salaries due to severance of $150,000 paid to the former President in 2000.

Factor's Charges
----------------

Factor charges were 0.4% of net sales for the first nine months of 2001 and 2000. There was no change in the Company's factoring agreement.

Interest Expense
----------------

Interest expense decreased by $141,000 or 31.5% for the thirty-nine week period primarily due to lower existing interest rates and a lower average long-term debt.

Interest Income
---------------

Interest income for the thirty-nine week period increased by $10,000 due to an increase in average funds invested.

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

                                BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


Equity in Net Earnings of Affiliate
-----------------------------------

The Company recorded $56,300 and $223,700 for the thirty-nine week periods of 2001 and 2000 respectively as earnings from Fytek, S.A. de C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997.

Income (Loss) before Provision for Income Taxes
-----------------------------------------------

For the thirty-nine weeks ended September 29, 2001, the Company recorded an income on operations of $206,000 compared to a loss of $1,117,000 in 2000.

Provision (Credit) for Income Taxes
-----------------------------------

The Company recorded a provision for income taxes of $70,000 for the thirty-nine weeks of 2001, compared to a credit of $392,000 in the year 2000 resulting from the loss in 2000.

Liquidity and Capital Resources
-------------------------------

The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. At September 29, 2001, the Company had $3,875,000 due from its factor of which $3,006,000 matured on October 19, 2001. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank and under which the Company may borrow up to $3,000,000 for the acquisition of production machinery. The Company borrowed $3,000,000 from the Line of Credit and converted the Line of Credit to long-term debt on February 29, 2000 (see Note 8).

The Company's working capital at September 29, 2001, aggregated $6,502,000 representing a working capital ratio of 2.2 to 1 compared with a working capital of $5,658,000 at December 30, 2000, and a working capital ratio of 2.6 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at September 29, 2001:

         Cash, cash equivalents and receivables...........     $7,532,000
         Current liabilities..............................      5,225,000
                                                                ---------

         Excess of quick assets over current liabilities...    $2,307,000

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

During the thirty-nine weeks of 2001, the Company acquired and made deposits on new machinery and equipment of approximately $200,000 as set forth in the accompanying statement of cash flows. For the balance of 2001, the Company anticipates the acquisition of machinery and equipment of approximately $100,000 which, together with the acquisitions and deposits on acquisitions incurred to September 29, 2001, will aggregate an anticipated acquisition of new machinery of approximately $300,000 in 2001. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents increased for the thirty-nine weeks ended September 29, 2001, to $3,278,000 from $1,305,000 at December 30, 2000 primarily as a result of improved cash flow from operations. See accompanying Statement of Cash Flows.

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

                               BURKE MILLS, INC.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on 8-K

         (a)  Reports  on Form 8-K -

              No report on Form 8-K has been filed during the thirteen weeks ended September 29, 2001.

                                BURKE MILLS, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of

      1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




BURKE MILLS, INC.
(Registrant)

                                                By: Ronald D. Nicholson /s
Date: November 12, 2001                           ________________________
                                                    Ronald D. Nicholson
                                                    (VP, Finance)
                                                 (Principal Financial Director)


                                                By: Thomas I. Nail /s
Date: November 12, 2001                           _________________________
                                                    Thomas I. Nail
                                                    (President)