Form 10-K
period 2001-12-29
BURKE MILLS INC
filed 2002-04-23
CIK 15486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                               For the Fiscal Year
                             Ended December 29, 2001

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

                    Registrant's telephone number, including area code:
                                  828-874-6341

           Securities registered pursuant to Section 12(g) of the Act:

           Common Stock No Par Value (Stated Value of $0.66 Per Share)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant(computed by reference to the average bid and asked price on February 14, 2002)was $764,108.

The number of shares outstanding of the registrant's only class of common stock as of March 1, 2002 is 2,741,168 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement related to the annual meeting of shareholders of the Company scheduled for May 21, 2002, which is to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report.

                                BURKE MILLS, INC.
                                     PART I

ITEM 1 - BUSINESS
------------------
   (a) General Development of Business - The Company's general development of business consisted of improving operating performance in all areas of the Company, maintaining sales in a down economy, and strengthening its balance sheet.

   During 2001, the Company experienced a very competitive market, a shrinking customer base, an erosion in customer credit quality, and major increases in natural gas cost, fuel oil cost and insurance cost.

   The Company made major improvements in efficiencies and reduced labor and overhead cost. On-time deliveries were improved and there was a major decrease in inventory. As a result of the improvements, the Company experienced positive earnings for the year and improved its balance sheet.

   (b) Financial Information about Industry Segments - The Company had only one industry segment during the fiscal year ended December 29, 2001.

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

   The dollar amount of backlog of unshipped orders as of December 30, 2001 was $2,425,000 and as of December 31, 2000 was $2,641,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or canceled in the future.

    The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

    With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 66 days. On average, the Company turns its inventory approximately 4 to 6 times each year. The Company meets its delivery schedules on a consistent on-time basis, and has a ready supply of raw materials from suppliers. For the fiscal year ended December 29, 2001, approximately 4% of the Company's sales were from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers to return merchandise except where the merchandise is

                             BURKE MILLS, INC.PART I

------------------------------
defective. The Company rarely extends payment terms to its customers beyond sixty (60) days, and has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

   Substantially all of the Company's manufacturing operations run by electrical energy purchased from local utility companies, and its premises are heated with oil or gas. The Company has not experienced any shortages in electricity, oil or gas during the fiscal year, and has made no other arrangements for alternate sources of energy. While energy related difficulties are not expected to prevent the Company from achieving desired production levels, energy shortages of extended duration could have an adverse impact on operations.

   The Company has established a recycling program for its major waste items: yarn, cardboard, plastic tubes and cleaning fluid.

   The Company has made various changes in its plant that regulates discharge of materials into the environment. The Company believes its manufacturing operations are in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such changes. Compliance by the Company during the fiscal year ended December 29, 2001 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings, or the competitive position of the Company.

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

   On, February 20, 2002, the Company had 196 employees. The Company's yarn division is its only division. During the fiscal year ended December 29, 2001, sales to one customer, Quaker Fabric Corporation, exceeded ten percent of the Company's revenue. The loss of this customer would have a material adverse effect on the Company in the short run, but the Company believes that it would be able to replace the business within a reasonable time.

   The Company owns 49.8% of the stock and 50% of the voting control of Fytek, S.A. de C.V. (Fytek), a Mexican corporation with its principal place of business in Monterrey, Mexico. The other shareholders in Fytek are Fibras Quimicas, S.A., a Mexican Corporation, and Teijin, Inc., a Japanese company. The purpose of Fytek is the manufacture and marketing of yarns. The Company acquires yarn from Fytek and uses Fytek to market and distribute its dyed yarn in Mexico, Central America and South America. Fytek began production in the fourth quarter of 1997.

   (d) Financial Information about Foreign and Domestic Operations and Export Sales - Company sales to Brazil, Caribbean Basin, Canada and Mexico during 2001 accounted for approximately 8% of total net sales. During 2000 sales to these countries accounted for approximately 7% of total net sales, and such sales aggregated less than 5% in 1999.

                             BURKE MILLS, INC.PART I

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

   The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven
(7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended December 29, 2001 are as follows:

                               Pounds/Year 2001
     Department                  Capacity         Utilization
     ----------                  --------         -----------
     Winding Machines           21,218,000           55%
     Texturing Machines          1,883,000           22%
     Dyeing Equipment           23,111,000           61%


ITEM 3. LEGAL PROCEEDINGS
--------------------------

   The Company is not presently involved in any other than ordinary, routine litigation incidental to the business of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------

  (a) The principal United States (or other) market on which the Company's common stock is being traded is the Nasdaq over-the-counter market bulletin board. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two fiscal years ended December 31, 2001, and on the latest practicable date (as obtained from the NASDAQ Stock Market, Inc., in Washington, DC) is as follows:

                             BURKE MILLS, INC.PART I

                  Quarter Ending
                     2001                  High Bid         Low Bid
                  ------------             --------         --------
                  March 31                  $0.25            $0.125
                  June 30                   $0.34            $0.05
                  September 30              $0.60            $0.25
                  December 31               $0.60            $0.41

                  Quarter Ending
                     2000                  High Bid         Low Bid
                  ------------             --------         --------
                  March 31                  $2.25            $1.625
                  June 30                   $1.813           $1.313
                  September 30              $1.656           $1.125
                  December 31               $1.188           $.375

                  March 1,   2002           $0.45            $0.10

   Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

   (b) As of February 20, 2002 there were 377 holders of the common stock of the Company.

   (c) The Company has declared no dividends on its common stock during the past two fiscal years.


                            BURKE MILLS, INC.PART II

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------
   The following selected financial data set forth for the five years ended December 29, 2001 have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.

                                   (in thousands except per share data)
                                                  Years Ended
                                   ----------------------------------------
                                  Dec. 29  Dec. 30   Jan. 1   Jan. 2   Jan. 3
                                   2001     2000      2000     1999     1998
                                   ----     ----      ----     ----     ----
SELECTED INCOME STATEMENT DATA
  Net Sales                      $37,194   $39,456   $42,840  $42,169  $41,156
  Cost of Sales                   33,711    37,123    38,779   37,825   36,765
                                 -------   -------   -------  -------  -------
  Gross Profit                   $ 3,483   $ 2,333   $ 4,061  $ 4,344  $ 4,391
                                 -------   -------   -------   ------   ------
  Income (loss) before income
     taxes                       $   487   $(1,390)  $ (300)  $ 1,087  $ 1,059
  Income Taxes (credit)              172      (540)     (98)      383      433
                                 -------   -------   -------  -------  -------
  Net Income (loss)              $   315   $  (850)  $ (202)  $   704  $   626
                                 =======   =======   =======  =======  =======
  Per Share (Note A)
    Net income (loss)            $   .11   $  (.31)  $ (.07)  $   .26  $   .23
                                 ========  =======   =======  =======  =======
Cash dividends declared
         Per common share          None      None      None     None     None
                                 =======   =======   =======  =======  =======
  Weighted average number
    of common shares outstanding   2,741     2,741     2,741    2,741    2,741
                                 =======   =======   =======  =======  =======

                            BURKE MILLS, INC.PART II

--------------------------------
SELECTED CASH FLOW DATA
  Capital expenditures           $   388   $   631   $ 4,640  $ 2,162  $ 1,343
                                 =======   =======   =======  =======  =======
   Depreciation                  $ 2,203   $ 2,332   $ 1,839  $ 1,744  $ 1,600
                                 =======   =======   =======  =======  =======
  Cash provided by
    operating activities         $ 4,301   $ 1,386   $    74  $ 1,926  $ 3,646
                                 =======   =======   =======  =======  =======


                                 Dec. 29   Dec. 30    Jan. 1   Jan. 2   Jan. 3
                                  2001      2000       2000     1999     1998
                                  ----      ----       ----     ----     ----
SELECTED BALANCE SHEET DATA
  Current assets                 $10,132   $ 9,161   $ 9,988  $11,213  $11,785
  Current liabilities              3,322     3,503     4,381    3,383    3,378
                                  ------     -----     -----    -----    -----
  Working capital                $ 6,810   $ 5,658   $ 5,607  $ 7,830  $ 8,407
                                 =======   =======   =======  =======   ======
  Current ratio                     3.05      2.62      2.28     3.31     3.49
                                    ====      ====      ====     ====     ====
  Total assets                   $22,803   $23,994   $25,995  $24,311  $24,348
                                 =======   =======   =======  =======  =======
  Long-term debt                 $ 4,098   $ 5,241   $ 5,551  $ 4,563  $ 5,313
                                 =======   =======   =======  =======  =======
  Deferred income taxes          $ 1,977   $ 2,159   $ 2,122  $ 2,221  $ 2,218
                                 =======   =======   =======  =======  =======
  Shareholders' equity           $13,406   $13,091   $13,941  $14,144  $13,440
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

                                        Relationship to Total Revenue
                                             For the Year Ended
                                       ------------------------------
                                        Dec. 29   Dec. 30    Jan. 1
                                         2001     2000       2000
                                         ----     ----       ----
Net Sales                                100.0%   100.0%     100.0%
Cost of Sales                             90.6     94.0       90.5
Gross profit margin                        9.4      6.0        9.5
                                        -------  -------    -------
Selling, general, administrative and
  factoring expenses                       7.4      8.2        9.8
                                        -------  -------    -------
Operating earnings/(loss)                  2.0     (2.2)      (0.3)
Other income                               0.2      0.3        0.6
Other expenses                            (1.0)    (1.9)      (1.3)
                                         ------   ------    -------
Income (loss) before income taxes and
  net equity in affiliates                 1.2     (3.8)      (1.0)
Income taxes (credit)                      0.5     (1.3)      (0.2)
                                        -------  -------    -------
                                           0.7     (2.5)      (0.8)
Equity in Net Earnings Of Affiliate        0.1      0.3        0.3
                                        -------   ------   -------
Net income (loss)                          0.8%    (2.2)%     (0.5)%
                                        =======   =======   =======

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations 2001 Compared to 2000
--------------------------------------------
Net Sales
----------

   Net sales for 2001 decreased to $37.2 million from $39.5 million in 2000 or 5.8% The decline in sales was due to lower customer demand, primarily in the first quarter of 2001.

Cost of Sales and Gross Margin
-------------------------------

   Cost of sales for 2001 decreased to $33.7 million compared to $37.1 million in year 2000 or 9.2%.

   Material cost decreased $1,039,000 or 4.5% primarily as a result of lower sales. Material cost decreased 4.5% while net sales decreased by 5.8%

   Direct labor decreased by 16.2%. The Company's direct labor decreased primarily as a result of increased volume in direct yarns (there is no winding process), more efficient utilization of labor, and lower sales volume.

   Overhead cost decreased by 16.1%. Large reductions were realized in repairs and maintenance ($335,000 or 41.0%), indirect labor ($321,000 or 15.9%), professional services ($301,000 or 79.3%), and supplies ($142,000 or 50.1%).

   Inasmuch as net sales decreased by 5.8% and cost of sales decreased by 9.2%, the 2001 gross margin increased to 9.4%, compared to 6.0% in 2000.

Selling, General and Administrative Expenses
---------------------------------------------

   Selling, general and administrative expenses for 2001 aggregated $2.6 million as compared to $3.1 million in 2000.

Factor's Charges
-----------------

   Factor's charges as a percentage of sales were 0.4% for 2001 and 0.4% for 2000. There was no change in the factor's agreement.

Interest Expense
-----------------

   Interest expense decreased by $225,000 or 38.0% primarily due to lower existing interest rates and a lower average long-term debt.

Interest Income
----------------

   Interest income was approximately the same for 2001 and 2000.

Gain (Loss) on Disposal of Equipment
------------------------------------

   The loss on disposal of equipment of $10,265 was primarily due to the replacement of the telephone system.

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations: 2001 Compared to 2000 (continued)
--------------------------------------------------------

Equity in Net Earnings of Affiliate
-----------------------------------

   The Company's Mexican joint venture, Fytek, contributed only $34,000 to the Company's after income tax earnings in 2001 compared to earnings of $131,000 in 2000. The joint venture only began operations in November of 1997.

   Fytek sales in 2001 was $5,383,000 with income before taxes of $101,000, and after tax income of $68,000. The balance at the end of 2001 in Fytek's stockholders equity was $1,609,000. For conservative purposes the Company is taking a valuation reserve against the equity investment in Fytek.
(See Note 10.)

Provision for Income Taxes
---------------------------

   Provision for income taxes for 2001 aggregated $172,000 compared to a tax credit of $540,000 tax in 2000, which represents the tax rate difference between the United States and Mexico as applied to the Company's share of undistributed net earnings of affiliate.


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

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations 2000 Compared to 1999 (continued)
--------------------------------------------

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

Interest Expense
-----------------

   Interest expense increased by $162,000 as a result of an increase in long term debt.

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

Provision for Income Taxes
---------------------------

   Provision for income taxes for 2000 was a credit of $540,000 compared to a tax credit of $97,705 in 1999. The credit in the provision for income taxes was primarily due to a loss in 2000. The provision for income taxes includes an amount which represents the tax rate difference of approximately 1% between the United States and Mexico as applied to the Company's share of undistributed net earnings of affiliate.

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Results of Operations 2001 - 1998 Sales Analysis
-------------------------------------------------

   The table below sets forth an analysis of sales volume for the period 1998 to 2001, inclusive. It discloses that full yarn sales prices decreased from a high of $3.22 per pound in 1998 to $2.73 in 2001. Unit prices for commission sales have varied based on mix and market conditions.

   The decrease in full yarn average sales prices is a result of a shift from vertical dyeing and winding yarn on cones to horizontal dyeing and direct shipping which began in 1996, and competitive pressure on pricing. The Company expects in the future a larger portion of its sales will be from direct shipping of yarn.

                                                   % of        Sales $
                                     % of         Pounds of    Per
                                   Net Sales      Yarn Sold    Pound
                                   ---------      ---------    -----
2001:
     Yarn sales                       97%            97%       $2.73
     Commission sales                  3              3         3.47
                                     ----           ----
            Total                    100%           100%
                                     ====           ====

2000:
     Yarn sales                       96%            93%       $3.01
     Commission sales                  4              7         1.55
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
1999:
     Yarn sales                       95%            92%       $3.13
     Commission sales                  5              8         1.94
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
1998:
     Yarn sales                       95%            91%       $3.22
     Commission sales                  5              9         1.82
                                     ----           ----
            Total                    100%           100%
                                     ====           ====

Liquidity and Capital Resources
-------------------------------

   The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. At December 29, 2001, the Company had $2,070,000 due from its factor which matured on January 18, 2002. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

   The Company has an equipment line of credit from its bank and under which the Company may borrow up to $3,000,000 for the acquisition of production machinery. The Company borrowed $3,000,000 from the Line of Credit and converted the Line of Credit to long-term debt on February 29, 2000 (see Note 7).

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Liquidity and Capital Resources (continued)
-------------------------------
   The Company had inventories of $3,220,194 as of December 29, 2001. The Company's average inventories aggregated approximately $4,081,331 for 2001, representing approximately 66 days inventory on hand. The Company's inventories turn approximately 4 to 6 times each year.

   The Company's working capital at December 29, 2001 increased by approximately $1,152,000, primarily as a result of an increase of $2,839,000 in cash and cash equivalents offset by a reduction in inventories of $1,414,000. The working capital of the Company and its line of credit with its bank are deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:

                                      2001         2000        1999
                                      ----         ----        ----
     Working Capital               $6,810,000   $5,658,000  $5,607,000
     Working Capital Ratio          3.05 to 1    2.62 to 1   2.28 to 1

   As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at December 29, 2001 and December 30, 2000:

                                    December 29       December 30
                                       2001              2000
                                       ----              ----
     Cash, cash equivalents
         and receivables            $6,816,000        $4,393,000
     Current liabilities             3,322,000         3,503,000
                                     ---------         ---------

     Excess of quick assets
         over current liabilities   $3,494,000        $  890,000
                                    ==========        ==========

   The aggregate long-term debt at December 29, 2001 and December 30, 2000 was $5,276,785 and $6,419,642 respectively. In order to finance the acquisition of new property, plant and equipment of $6,372,000 in 1995, and $4,640,000 in 1999, the Company incurred a long-term debt of $6,000,000 in 1996, $2,000,000 in 1999, and $1,000,000 in 2000 as more fully described in Note 7 of Notes to Financial Statements. Pursuant to an agreement with its bank, the obligation had no principal maturities until February 1998. Thereafter, principal payments of $62,500 are payable monthly for ninety-six (96) consecutive months. The $3,000,000 obligation principal maturities began February 24, 2000, and is payable at $35,714 monthly for eighty-four (84) consecutive months.

   During 2001, the Company acquired and made deposits on new machinery and equipment of approximately $300,000 as set forth in the accompanying statement of cash flows. The Company financed its capital from cash provided from operations and bank financing.

   The Company's long-term debt to equity ratios aggregated 30.6% at December 29, 2001, 40.0% at December 30, 2000, and 39.8% at January 1, 2000.

   Planned capital budget expenditures are estimated at $1,200,000 for 2002. The Company plans to finance its capital needs from cash provided from operations and bank financing.

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Environmental Matters
----------------------

   During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company identified remediation issues and is moving toward a solution of natural attenuation. The cost of monitoring will be approximately $31,000 per year.

Inflation
----------

   Operation results for the Company were affected in 2000 by inflation of polyester yarn prices, but no further price increases of this type occurred in 2001. Also, natural gas costs rose in 2000 but slightly decreased in the third quarter of 2001. A tax revaluation by the local county management of all county properties resulted in a higher tax being assessed for the company, rising approximately 8% from 2000.

   The Company is experiencing increased costs for property and liability insurance and in officer and director insurance as a result of inflationary insurance markets, which were also negatively impacted from the events of September 11, 2001.

Forward Looking Statements
---------------------------

   Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this report, contain contain forward-looking statements within the meaning of federal securities laws about the Company's financial condition and results of operations that are based on management's current expectations, beliefs, assumptions, estimates and projections about the markets in which the Company operates. Words such as "expects", "anticipates", "believes", "estimates", and variations of such words and other similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof.
The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Forward Looking Statements (continued)
---------------------------
planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies, policies and legislation, and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes, such as changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.


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
FAX: (212) 972-9605                                    FAX: (201)368-9069

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors of
Burke Mills, Inc.

We have audited the accompanying balance sheets of Burke Mills Inc. as of December 29, 2001, and December 30, 2000, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with U.S. generally accepted accounting principles.


Cole, Samsel & Bernstein LLC
Certified Public Accountants

Lodi, New Jersey
January 26, 2002

                                BURKE MILLS, INC.
                                     PART II
                                  BALANCE SHEET

                                               December 29    December 30
                                                  2001           2000
                                                  ----           ----
             ASSETS
Current Assets
  Cash and cash equivalents                     $4,144,340    $ 1,305,362
  Accounts receivable                            2,671,324      3,088,069
  Inventories                                    3,220,194      4,633,978
  Prepaid expenses, taxes, and other
    current assets                                  96,087        133,711
                                                ----------     ----------
Total Current Assets                            10,131,945      9,161,120
                                                ==========     ==========

Equity Investment in Affiliate                     620,592        586,728
                                                ----------     ----------

Property, plant & equipment - at cost           30,962,533     31,314,896
  Less: accumulated depreciation                19,564,639     18,018,018
                                                ----------     ----------
       Property, Plant and Equipment- Net       11,397,894     13,296,878
                                                ----------     ----------
Other Assets
  Deferred income taxes                            606,800        933,000
  Deferred charges and other                        45,769         16,575
                                                ----------     ----------
Total Other Assets                                 652,569        949,575
                                                ----------     ----------
                                               $22,803,000    $23,994,301
                                               ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt         $ 1,178,571    $ 1,178,571
  Accounts payable                               1,720,067      1,897,308
  Accrued salaries and wages                       253,582        220,063
  Other liabilities and accrued expenses           168,790        207,300
  Income taxes payable                                 503              -
  --------------------                          ----------     ----------

        Total Current Liabilities                3,321,513      3,503,242

Long-Term Debt                                   4,098,214      5,241,071

Deferred Income Taxes                            1,977,000      2,158,500
                                                ----------     ----------
Total Liabilities                                9,396,727     10,902,813
                                                ----------     ----------

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding - 2,741,168 shares   1,809,171      1,809,171
  Paid-in capital                                3,111,349      3,111,349
  Retained earnings                              8,485,753      8,170,968
                                                ----------     ----------
         Total Shareholders' Equity             13,406,273     13,091,488
                                                ----------     ----------
                                               $22,803,000    $23,994,301
                                               ===========    ===========

See notes to financial statements.

                                BURKE MILLS, INC.
                                     PART II
                            STATEMENTS OF OPERATIONS

                                            Years Ended
                                 ----------------------------------------
                                 December 29   December 30     January 1
                                   2001          2000            2000
                                   ----          ----            ----
Net Sales                       $37,194,240    $39,456,009   $42,839,759
                                -----------    -----------   -----------

Costs and Expenses
  Cost of Sales                 $33,711,559    $37,122,514   $38,778,823
  Selling, general and
    administrative expenses       2,593,320      3,067,594     4,062,367
  Factor's charges                  155,843        155,151       155,334
                                -----------    -----------   -----------
  Total Costs and Expenses       36,460,722     40,345,259    42,996,524
                                -----------    -----------   -----------
Operating Earnings (Loss)           733,518       (889,250)     (156,765)
                                -----------    -----------   -----------
Other Income
  Interest income                    73,801         74,531        75,998
  Gain on disposal of
    property assets                 (10,265)        22,051       190,397
  Other, net                         42,853         23,058        11,815
                                -----------    -----------   -----------
           Total Other Income       106,389        119,640       278,210
                                -----------    -----------   -----------
Other Expenses
  Interest expense                  367,250        592,280       430,443
  Loss on disposal of
    property assets                      -              -             -
  Other, net                         19,787        158,707       126,127
                                -----------    -----------   -----------
Total Other Expenses                387,037        750,987       556,570
                                -----------    -----------   -----------

Income (Loss) Before Provision (credit)
   for income taxes and equity in
   net earnings of affiliate        452,870     (1,520,597)     (435,125)

Provision (Credit)
   for Income Taxes                 171,949       (539,578)      (97,705)
                                -----------    -----------   -----------
Income (Loss) Before Equity in
  Net Earnings of Affiliate         280,921       (981,019)     (337,420)

Equity in Net Earnings of
    Affiliate                        33,864        131,000       135,000
                                -----------    -----------   -----------
Net Income (Loss)               $   314,785    $  (850,019)  $  (202,420)
                                ============   ============  ===========

Net Earnings (Loss) per share   $       .11    $      (.31)  $      (.07)
                                ============   ============  ===========

Weighted Average Common
  Shares Outstanding              2,741,168      2,741,168     2,741,168
                                 ===========    ===========   ===========
See notes to financial statements.

                                BURKE MILLS, INC.
                                     PART II
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED December 29, 2001

                                  Common Stock
                                   No Par Value
                                   Stated Value
                                   $.66 Per Share
                                   5,000,000 Shares
                                     AUTHORIZED

                                                                    Total
                     Shares                 Paid-In     Retained   Shareholders
                     Issued     Amount      Capital     Earnings    Equity
                     ------     ------      -------     --------    ------
Balance at Jan. 2,
   1999              2,741,168 $1,809,171  $3,111,349  $9,223,407 $14,143,927

Net Income (loss) for
   the year ended
   Jan. 1, 2000            -           -         -      ($202,420)  ($202,420)
                     ---------  ---------- ----------  ----------  ----------
Balance at Jan. 1,
   2000              2,741,168 $1,809,171  $3,111,349  $9,020,987 $13,941,507

Net Income (loss)
   for the year ended
   Dec. 30, 2000         -           -          -        (850,019)   (850,019)
                     ----------  ---------- ----------  ----------   ----------
Balance at Dec. 30,
   2000             2,741,168  $1,809,171  $3,111,349  $8,170,968 $13,091,488

Net Income
   for the year ended    -          -          -          314,785     314,785
   Dec. 29, 2001    ----------  ---------- ----------  ----------   ----------

 Balance at        $2,741,168  $1,809,171  $3,111,349  $8,485,753 $13,406,273
   Dec. 29, 2001   ==========  ==========  ==========  ==========  ===========




See notes to financial statements.

                                BURKE MILLS, INC.
                                     PART II
                            STATEMENTS OF CASH FLOWS

                                                      Years Ended
                                            -----------------------------------
                                            December 29  December 30  January 1
                                              2001         2000         2000
                                              ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                        $  314,785  $ (850,019)  $ (202,420)
                                            ----------   ----------  ----------
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation                            2,203,324   2,331,632    1,838,995
    (Gain) loss on sales of plant & equipment
      including loss on disposals              15,179     (22,051)    (190,397)
    Deferred income taxes                     144,700    (539,578)    (106,758)
    Equity in net earnings of affiliate       (33,864)   (131,000)    (135,000)
    Changes  in  assets  and  liabilities:
      Accounts receivable                     416,745     707,450     (335,212)
      Inventories                           1,413,784     428,316   (1,356,445)
      Prepaid expenses, taxes & other
        current assets                         37,624     404,269     (224,108)
    Other non-current assets                  (29,194)    101,527       48,975
    Accounts payable                         (177,241) (1,031,909)     625,341
    Accrued salaries & wages                   33,520      19,152       40,049
    Other liabilities and accrued expenses    (38,510)    (32,137)     102,341
    Income taxes payable                          503         -0-      (31,600)
                                            ----------  ---------    ---------
        Total adjustments                   3,986,570   2,235,671      276,181
                                            ----------  ---------    ---------

Net cash provided by operating activities   4,301,355   1,385,652       73,761
                                            ----------   ---------   ---------

Cash flows from investing activities:
  Acquisition of property, plant
      and equipment                          (387,520)    (631,445) (4,640,380)
  Proceeds from sales of plant
      and equipment                            68,000      101,500     524,693
 Investment in affiliate                          -0-         -0-         -0-
                                            ----------   ----------  ----------

Net cash (used) by investing activities      (319,520)    (529,945) (4,115,687)
                                           -----------   ----------  ----------

Cash flows from financing activities:
  Proceeds from long-term bank note               -0-    1,000,000   2,000,000

  Principal payments of long-term debt     (1,142,857)  (1,142,858)   (750,000)
                                           ----------   -----------  ----------
Net cash provided (used) by financing
  activities                               (1,142,857)    (142,858)  1,250,000
                                           ----------   -----------  ----------
Net increase (decrease) in cash and
  cash equivalents                          2,838,978      712,849  (2,791,926)
Cash & cash equivalents at beginning
  of year                                   1,305,362      592,513   3,384,439
                                           ----------   ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR   $4,144,340   $1,305,362  $  592,513
                                           ==========   ==========  ==========

See notes to financial statements.

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

   Accounting period - The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 2001, 2000, and 1999 ended on December 29, December 30, and January 1, respectively. The three fiscal years consisted of 52 weeks.

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

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE (continued)
----------------------------------------------------
                 The Company had foreign sales as follows:

                    Country           2001             2000            1999
                    -------           ----             ----            ----

                    Mexico             .62%             .82%            .2%
                    Canada            3.60%            4.8%            4.3%
                    Brazil             .0%              .0%             .3%
                    Honduras          2.11%             .74%            .0%
                    Nicaragua          .0%              .09%            .0%
                    Barbados          1.81%             .07%            .0%
                                      ----             ----            ----
       Total..........                8.14%            6.52%           4.8%

   Other than sales as shown above, the Company had no other sales in foreign markets during the three year period ended December 29, 2001. For the three year period ended December 29, 2001, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

   In connection with sales to major customers, no customers have exceeded 10% of the Company's sales during each of the three years ended December 29, 2001. One customer has exceeded 10% in 2000 and 2001. For the purpose of this determination, sales to groups of companies under common control have been combined and accounted for as sales to individual companies. The following table gives information with respect to these customers:

                                                             % of
           2001                      Amount                 Net Sales
           ----                      ------                 ---------
          Customer 1               $    *                      --
          Customer 2                   -0-                     --
          Customer 3                11,200,000                30.1

                                                             % of
           2000                      Amount                 Net Sales
           ----                      ------                 ---------
          Customer 1               $5,608,000                 14.2
          Customer 2                    *                      --
          Customer 3                5,541,000                 14.0

                                                             % of
           1999                      Amount                 Net Sales
           ----                      ------                 ---------
         Customer 1                $8,012,000                 18.7
         Customer 2                 5,089,000                 11.9
         Customer 3                    *                       --

*Less than 10%

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - ACCOUNTS RECEIVABLE
--------------------------------

Accounts receivable comprise the following:

                                     December 29         December 30
                                        2001                2000
                                        ----                ----
     Due from factor on
          regular factoring account   $2,070,000         $2,152,000
     Non-factored accounts
          receivable                     601,000            936,000
                                      ----------          ---------
               Total                  $2,671,000         $3,088,000
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

   The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the average maturity of the receivables sold (as defined), it is required to pay interest to the factor on these advances. The Company incurred no interest costs during 2001 and 2000, inasmuch as it borrowed no funds from its factor during these years.

   The Company's factor is collateralized by the accounts receivable sold to the factor, and the factor has filed a UCC-1 to evidence ownership of the receivables and to separate the receivables from the Company's creditors. No interest in inventory, other than returned goods, has been granted to the factor under the factoring contract.

   On April 1, 2002, the Company will begin using the credit insurance of the Export-Import Bank of the United States on qualified export sales. Annual exposure will be limited to $15,000 in total on these export sales.


NOTE 4 - INVENTORIES
-----------------------

  Inventories are summarized as follows:

                                     December 29,      December 30,
                                        2001              2000
                                        ----              ----
     Finished & in process          $2,263,000        $3,103,000
     Raw materials                     635,000         1,136,000
     Dyes & chemicals                  208,000           277,000
     Other                             114,000           118,000
                                    ----------        ----------
     Total                          $3,220,000        $4,634,000
                                    ==========        ==========

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
------------------------------------------

Major classifications of property, plant and equipment are as follows:


                              December 29, 2001         December 30, 2000
                              ------------------        ----------------
                                     Accumulated              Accumulated
                            Cost     Depreciation     Cost    Depreciation
                            ----     ------------     ----    ------------

Land                     $   156,425 $      --    $   156,425  $       --
Land improvements            182,913     100,972      182,913       94,653
  Building & improvements  6,385,441   4,691,487    6,382,541    4,539,462
  Plant machinery &
    equipment             22,577,821  13,525,915   22,960,405   12,344,171
  Office equipment         1,476,498   1,114,440    1,466,535      928,629
  Automotive equipment       183,435     131,824      166,077      111,103
                           ---------  ----------   ----------   ----------
Total                    $30,962,533 $19,564,638  $31,314,896  $18,018,018
                         =========== ===========  ===========  ===========


NOTE 6 - LINE OF CREDIT LOAN
--------------------------------

   Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. The Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. During 2001 the Company had no borrowings from its factor.


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

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (continued)
-----------------------------------

     The annual principal maturities of long-term debt at December 29, 2001 are as follows:

                  Current portion                       $  750,000
                  2003                    $  750,000
                  2004                       750,000
                  2005                       750,000
                  Thereafter                  62,500     2,312,500
                                           ---------     ---------
                                                        $3,062,500

   Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714 plus interest at the floating LIBOR rate plus 1.90%. The Company converted the Line of Credit and began installments on February 29, 2000.

   The annual principal maturities of this long-term debt at December 29, 2001 based on the current amount owned are as follows:

                 Current Portion                         $  428,571
                 2003                    $  428,571
                 2004                       428,571
                 2005                       428,571
                 Thereafter                 500,001       1,785,714
                                            -------       ---------
                                                         $2,214,285


NOTE 8 - OTHER LIABILITIES AND ACCRUED EXPENSES
----------------------------------------------

Other liabilities and accrued expenses consist of the following:

                                      December 29      December 30
                                         2001            2000
                                         ----            ----
Employee insurance                     $ 70,000        $170,000
Payroll taxes payable                    70,000          19,000
Other                                    29,000          18,000
                                       --------        --------
       Total                           $169,000        $207,000
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

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (contd.)
----------------------
    The items that comprise deferred tax assets and liabilities are as follows:
                                               Dec. 29       Dec. 30
                                                2001          2000
                                                ----          ----
Deferred tax assets:
  Alternative minimum taxes paid            $  349,000     $  349,000
Net operating carryover                        247,600        570,000
Inventory capitalization                           --           5,500
Charitable contributions carryover              10,200          8,500
                                              ---------     ---------
                                            $  606,800     $  933,000
                                             ==========    ==========
Deferred tax liabilities:
  Accelerated depreciation for
     tax purposes                           $1,972,300     $2,154,100
  Undistributed earnings of foreign
     affiliate, net of tax credit                4,700          4,400
  Other                                             -              -
                                             ---------      ---------
                                            $1,977,000     $2,158,500
                                            ==========     ==========
Provision for taxes consist of:
                                           Dec. 29       Dec. 30      Jan. 1
                                            2001          2000         2000
                                            ----          ----         ----
Current:
     Federal                             $     -        $   -        $     -
     State                                     -            -              -
Deferred                                   171,949       (539,578)    (97,705)
                                           -------       --------     -------
     Total                               $ 171,949      $(539,578)   $(97,705)
                                          =========     =========    =========

   The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:
                                                 Years Ended
                                   -----------------------------------------
                                   December 29    December 30      January 1
                                      2001           2000            2000
                                      ----           ----            ----
Income (loss) before income taxes
   (credit)                        $  452,870     $(1,520,597)    $(435,125)
Federal income taxes                      34%             34%           34%
                                     --------      ----------      ---------
Computed taxes (credit) at maximum
   statutory tax rate                 154,000        (517,003)     (147,943)
State income taxes (credit), net of
   Federal income tax benefits            --          (23,885)      (15,260)
Total adjustment for foreign
   affiliate earnings                  17,949           1,310        66,130
Prior year tax examination and
   other                                  --               --          (632)
                                     ---------       ---------     ---------
     Provision for income taxes     $ 171,949     $  (539,578)    $ (97,705)
                                     =========       =========     =========

   The net operating loss carryforward is $569,000 expiring 2020. The tax effect at the maximum tax rate would be $194,000.

   The Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years.

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------

   The Company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The Company accounts for the ownership using the equity method. During 2001, the Company had purchases from Fytek in the amount of $1,325,000 compared to $1,869,000 in 2000. Burke Mills has not guaranteed any debt for its joint venture, Fytek. Fytek's financial information is as follows:

                               Statement of Income
                         (In thousands of U.S. Dollars)
                                            December 31
                                         2001        2000
                                        ------      ------
                                                    (Restated figures)
Net Sales                               $5,383      $8,508
Gross Profit                               497       1,419
Income from continuing operations          129         862
Income before income taxes                 101         890
Income taxes                               (33)       (307)
                                         ------      ------
Net income                              $   68      $  583
                                        =======     =======

                                  Balance Sheet
                         (In thousands of U.S. Dollars)
                                                 December 31
                                              2001          2000
                                             ------        ------
                                                           (Restated figures)
Current assets                               $3,137        $4,175
Non-current                                     166           166
                                             ------        ------
Total assets                                 $3,303        $4,341
                                             ======        ======

Current liabilities                          $1,694        $2,882
Non-current liabilities                         -0-           -0-
                                             ------        ------
Total liabilities                            $1,694        $2,882

Stockholder's equity                          1,609         1,459
                                             ------        ------
Total liabilities and stockholder's equity   $3,303        $4,341
                                             ======        ======


NOTE 11 - STATEMENTS OF CASH FLOWS
----------------------------------

   FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest was $367,000 in 2001, $590,000 in 2000, and $446,000 in 1999. The
Company had $12,000 cash payments during 2001 compared to no cash payments during 2000 for income taxes and received $23,000 for a refund in 2000 compared to $65,055 paid in 1999.


NOTE 12 - RENTAL EXPENSES AND LEASE COMMITMENTS
-----------------------------------------------

   Rental expenses under all lease commitments for the three fiscal years ended December 29, 2001, aggregated $40,000, $45,000, and $48,000 respectively.

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - RENTAL EXPENSES AND LEASE COMMITMENTS (continued)
-----------------------------------------------

    Minimum commitments under terms of all non-cancelable leases, which consist only of leased equipment, are as follows as of December 29, 2001:

                    2002                  $40,410
                    2003                   40,410
                    2004                   40,410



NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------
                    (in thousands of dollars except for per share amounts)
                                                    QUARTER
                                      ------------------------------------
  2001                                 First     Second    Third     Fourth
  ----                                 -----     ------    ------    ------
  Net sales                          $ 9,428    $10,372   $ 9,255   $ 8,139
  Cost of sales                        8,827      9,251     8,447     7,186
  Gross profit                           601      1,121       808       953
  Net income (loss)                     (113)       220        85       123
  Net income (loss) per common share    (.04)       .08       .03       .04


  2000                                 First     Second    Third     Fourth
  ----                                 -----     ------    ------    ------
  Net sales                          $11,058   $10,457   $ 9,279   $ 8,662
  Cost of sales                       10,361     9,681     8,958     8,123
  Gross profit                           697       776       321       539
  Net income (loss)                     (186)      (68)     (247)     (349)
  Net income (loss) per common share $  (.07)  $  (.02)  $  (.09)  $  (.13)


  1999                                 First     Second     Third    Fourth
  ----                                 -----     ------     ------   ------
  Net sales                          $ 9,996   $10,796    $11,625  $10,423
  Cost of sales                        8,719     9,782     10,106   10,172
  Gross profit                         1,277     1,014      1,519      251
  Net income (loss)                      106        60         28     (396)
  Net income (loss) per common share $   .04   $   .02    $   .01  $  (.14)


NOTE 14 - EMPLOYEE BENEFIT PLAN
-----------------------------------

   The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution in 2001, 2000, or 1999.


NOTE 15 - CONCENTRATIONS OF CREDIT RISK
--------------------------------------------

   Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse

Page 26 of

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15 - CONCENTRATIONS OF CREDIT RISK (continued)
----------------------------------------
basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At December 29, 2001, the Company had $2,070,000 due from its factor which matured on January 18, 2002. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


NOTE 16 - OTHER COMMITMENTS
------------------------------

  a) The Company entered into a supply agreement, dated November 23, 1996, with its joint venture company, Fytek, S.A. de C.V. to purchase twisted yarns. The Company agrees to purchase approximately $1,800,000 of twisted yarn annually for the five years beginning November 1997.

  b) The Company and Titan Textile Company, Inc., signed an agreement which became effective April 1, 1999, whereby the Company sold its friction texturing equipment to Titan and in turn will purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements exceeds 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when POY prices increase or decrease by 5% or more.

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

   d) The Company committed to purchase $281,000 of machinery from Rieter ICBT in 2001, and the equipment was delivered January 30, 2002. A 10% down payment of $28,000 was made in 2001. $225,000 is payable 30 days after delivery, and the remaining balance of $28,000 is payable after successful commissioning.


NOTE 17 - RECLASSIFICATIONS
---------------------------

   The deferred income tax assets for January 1, 2000, have been reclassified from current assets to non-current assets to conform to presentations utilized in the December 30, 2000 balance sheet.


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

                                BURKE MILLS, INC.
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------

   The information required for Part III of this report (Items 10-13) is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the annual meeting of shareholders scheduled for May 21, 2002, involving the election of directors, which is expected to be filed not later than 120 days after the end of the fiscal year covered by this report.

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

    (a) 1.  Report of Independent Certified Public Accountants.
            ---------------------------------------------------

   The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II Item 8, are listed below:

                  Independent auditors' report

                  Balance sheets
                    December 29, 2001
                    December 30, 2000

                  Statements of operations
                    Year ended December 29, 2001
                    Year ended December 30, 2000
                    Year ended January 1, 2000

                  Statements of changes in shareholders' equity
                    Year ended December 29, 2001
                    Year ended December 30, 2000
                    Year ended January 1, 2000

                  Statements of cash flows
                    Year ended December 29, 2001
                    Year ended December 30, 2000
                    Year ended January 1, 2000

                  Notes to financial statements

                                BURKE MILLS, INC.

      Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the financial statements or the notes thereto.

     (a) 2. The exhibits required by Item 601 of Regulation S-K and paragraph
(c) of Item 14 are the articles of incorporation and by-laws of the Company which are incorporated herein by reference from the Amendment on Form 8K to the annual report on Form 10-K of the Company for the fiscal year ended January 2, 1982 previously filed with the Commission.

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


Date: April 23, 2002                        BURKE MILLS, INC.

                                        By: Humayun N. Shaikh   /s
                                            ----------------------
                                            Humayun N. Shaikh,
                                            Chairman of the Board
                                            (Principal Executive Officer)


                                        By: Ronald D. Nicholson    /s
                                            -----------------------
                                            Ronald D. Nicholson
                                            Vice President, Finance
                                           (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 23, 2002                       By: Humayun N. Shaikh      /s
                                              ---------------------------
                                              Humayun N. Shaikh, Director


Date: April 23, 2002                        By: Thomas I. Nail         /s
                                            ---------------------------
                                            Thomas I. Nail, Director


Date: April 23, 2002                        By: Richard F. Byers       /s
                                            ---------------------------
                                            Richard F. Byers, Director


Date: April 23, 2002                        By: William T. Dunn        /s
                                            ---------------------------
                                            William T. Dunn, Director


Date: April 23, 2002                        By:  Robert P. Huntley     /s
                                            ---------------------------
                                             Robert P. Huntley, Director


Date: April 23, 2002                    By:  Robert T. King        /s
                                             ---------------------------
                                             Robert T. King, Director

               EX-99
              AUDITED FINANCIAL STATEMENTS OF AFFILIATE (49.9%)

                        FYTEK, S.A. DE C.V.
                      (a Mexican corporation)

                       FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND 2000

                             CONTENTS
                                             Page

Report of independent accountants              1

Financial statements:
Balance sheets                                 2
Statements of income                           3
Statements of changes in stockholders' equity  4
Statements of cash flows                       5

Notes to financial statements                6-13
---------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

Monterrey, N. L., February 26, 2002

To the Stockholders of Fytek, S. A. de C. V. We have audited the accompanying balance sheets of Fytek, S. A. de C. V. as of December 31, 2001 and 2000, and the related statements of income, of changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and that they were prepared in accordance with generally accepted accounting principles. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, after the restatement described in Note 10, the aforementioned financial statements present fairly, in all material respects, the financial position of Fytek, S. A. de C. V. at December 31, 2001 and 2000, and the results of its operations, the changes in its stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Alejandro Moreno A.
Pricewaterhouse Coopers

Page 1 of 13 (EX-99)

                              FYTEK, S. A. DE C. V.
                                 BALANCE SHEETS
                            Thousands of U.S. dollars

                                                  December 31
                                                  -----------
                                                  2001      2000
                                                 ------    ------
                                                          (Restated
Assets:                                                    figures)
Cash and cash equivalents                       $  325    $   23
Accounts receivable                              1,959     2,770
Burke Mills, Inc. (Stockholder)                     89       356
Inventories                                        764     1,026
                                                ------    ------
Total current assets                             3,137     4,175
Machinery and equipment                            166       166
                                                ------    ------
Total assets                                    $3,303    $4,341
                                                ======    ======
Liabilities:
Suppliers                                       $  515    $  673
Related parties payable                            894     1,960
Deferred income tax                                143       149
Sundry creditors and accrued expenses              142       100
                                                ------    ------
Total current liabilities                        1,694     2,882
                                                ------    ------
Stockholders' equity:
Capital stock                                      307       307
Retained earnings                                1,078     1,010
Cumulative translation adjustment                  224       142
                                                ------    ------
Total stockholders' equity                       1,609     1,459
                                                ------    ------
Total liabilities and stockholders' equity      $3,303    $4,341
                                                ======    ======

The accompanying notes are an integral part of these financial statements.

Page 2 of 13 (EX-99)

                              FYTEK, S. A. DE C. V.
                              STATEMENTS OF INCOME
                            Thousands of U.S. dollars

                                                    Years Ended
                                                    -----------
                                                    December 31
                                                 2001         2000
                                                ------       ------
                                                            (Restated
                                                             figures)
Net sales                                       $5,383       $8,508
Cost of sales                                   (4,886)      (7,089)
                                                ------       ------
Gross margin                                       497        1,419
Selling, general and administrative expenses      (368)        (557)
                                                 ------      ------
Operating income                                   129          862
                                                 ------      ------

Interest income                                      2            7
Interest expense                                   (10)         (16)
Exchange (loss) gain, net                          (25)          25
                                                 ------      ------
                                                   (33)          16
                                                 ------      ------
                                                    96          878
Other income, net                                    5           12
                                                 ------      ------
Income before income tax                           101          890
Income taxes, net                                  (33)        (307)
                                                 ------      ------
Net income                                       $  68       $  583
                                                 ======      ======


The accompanying notes are an integral part of these financial statements.

Page 3 of 13 (EX-99)

                              FYTEK, S. A. DE C. V.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            Thousands of U.S. dollars


                                            Cumulative         Cumulative
                         Capital  Retained  translation        comprehensive
                         stock    earnings  adj.        Total  income
                         -----    --------  ---------   -----  ------
Balances at December 31,
   1999                  $307      $427        $21      $755    $448
(Restated figures)


Net income                          583                  583
Foreign currency translation
   adjustment                                  121       121
Comprehensive income                                             704
                         -----    -----       -----    -----    -----

Balances at December 31,
   2000:                 $307    $1,010       $142    $1,459   $1,152
(Restated figures)


Net income                           68                   68
Foreign currency translation
   adjustment                                   82        82
Comprehensive income                                              150
                         -----    -----       -----    -----    -----

Balances at December 31,
   2001:                 $307    $1,078       $224    $1,609   $1,302
                         ====    ======       ====    ======   ======


The accompanying notes are an integral part of these financial statements.


Page 4 of 13 (EX-99)

                              FYTEK, S. A. DE C. V.

                            STATEMENTS OF CASH FLOWS
                            Thousands of U.S. dollars

                                                    Years ended
                                                    -----------
                                                    December 31
                                                  2001      2000
                                                 -----      -----
                                                            (Restated
                                                             figures)
Net income                                       $ 68       $583

Adjustments to reconcile net income to net cash
   provided by (used) in operating  activities:
Allowance for doubtful accounts                    16          5
Depreciation                                        8          4
Deferred income taxes                              (6)        95

Changes in operating assets and liabilities:
Accounts receivable                               913       (295)
Inventories                                       306        (60)
Related parties, net                             (861)      (251)
Suppliers                                        (186)      (453)
Sundry creditors and accrued expenses              36       (322)
                                                ------     ------
Net cash provided by (used in) operating
   activities                                     294       (694)
                                                ------     ------

Cash flow from investing activities:
------------------------------------
Acquisition of machinery and equipment            --         (27)
                                                ------     ------

Cash used in investing activities                 --         (27)
                                                ------     ------

Effect of exchange rate changes on
     cash and cash equivalents                      8        144
                                                ------      ------
Increase (decrease) in cash
     and cash equivalents                         302       (577)

Cash and cash equivalents at
     beginning of the year                         23        600
                                                ------      ------

Cash and cash equivalents at end of the year     $325       $ 23
                                                ======     =======


The accompanying notes are an integral part of these financial statements. Page 5 of 13 (EX-99)

                              FYTEK, S. A. DE C. V.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
               (Thousands of U.S. dollars, except exchange rates)

NOTE 1 - INCORPORATION AND DESCRIPTION OF BUSINESS
--------------------------------------------------
Fytek, S. A. de C. V. (the "Company") is a company incorporated under the laws of Mexico. The Company is primarily engaged in manufacturing chemical fibers. For purposes of its operations the Company leases machinery and equipment from related parties (see Note 7). The Company has no employees and technical and administrative services are provided to it by a related party. The Company is owned 50.01% by Akra Teijin, S. A. de C. V. and 49.99% by Burke Mills, Inc.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP).

Following is a summary of the most significant accounting policies:

a.   Basis of presentation
     ---------------------
     The records of the Company are maintained in Mexican pesos ("Ps." or "pesos"). The accompanying financial statements were derived from the Company's financial statements under accounting principles generally accepted in Mexico ("Mexican GAAP").The financial statements under Mexican GAAP constitute a suitable basis for adjustment and translation/ remeasurement into US dollars for purposes of expressing them in conformity with accounting principles generally accepted in the United States of America.

     Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

b.   Foreign currency transactions and translation
     ---------------------------------------------
     The Company's functional currency is the Mexican peso (Ps). Through December 31, 1998 Mexico was considered a hyperinflationary economy, therefore, the Company used the historical method of translation under SFAS 52. Under this method, non-monetary assets or liabilities originally denominated in pesos are translated into U.S. dollars using the historical exchange rate at the date of the transaction. Stockholders' equity is also translated at historical rates.

     Income statement components are generally translated at average rates; however, depreciation and amortization charges are translated at historical rates based on the dollars basis of the respective assets. The resulting translation effects are recognized in the statement of income.

     An economy is considered to be hyperinflationary when the cumulative inflation for the previous three years exceeds 100%, however, effective January 1, 1999, Mexico is no longer considered a hyperinflationary economy. Therefore, the Company used the current method to translate its peso denominated financial statements to US dollars, and applied the provisions of EITF 92-4, "Accounting for a Change in Functional Currency When an Economy Ceases to be Considered Highly Inflationary" and EITF 92-8, "Accounting for the Income Tax Effects under SFAS109 of a Change in Functional Currency When an Economy Ceases to be Considered Highly Inflationary" to account for the change in functional currency.

Page 6 of 13 (EX-99)

     Using the remeasurement method monetary assets and liabilities denominated in pesos are translated into U.S. dollars using current or period end exchange rates. The difference between the exchange rate at the date of the transaction and the exchange rate on the settlement date or balance sheet date if not settled, is included in the results of operations as a foreign exchange gain or loss. Non-monetary assets or liabilities, originally denominated in Ps are translated into U.S. dollars using historical exchange rates at the date of the transactions. Capital stock transactions are also translated at historical exchange rates.

     The current method requires the translation of all assets and liabilities using the current year end exchange rate. Capital stock continues to be translated at historical exchange rates and income statement components are translated at average rates. The effect of the difference between the exchange rate at the beginning and the end of the reporting periods is reflected as a component of other comprehensive income within stockholders' equity.

     Provided below is a summary of the year end and average exchange rates experienced during 2001 and 2000.

                                                        Ps per $
                                                        --------
     At December 31, 2001                Year end        9.1423
     Year ended December 31, 2001        Average         9.3409
     At December 31, 2000                Year end        9.5997
     Year ended December 31, 2000        Average         9.4470

c.   Cash and cash equivalents
     -------------------------
     Cash and cash equivalents are stated at cost, which approximates the fair value. The Company considers all highly and temporary cash investments with original maturities of three months or less to be cash equivalents.

d.   Inventories and cost of sales (Note 4)
     --------------------------------------
     Inventories are stated at the lower of average cost or market.

e.   Machinery, equipment and depreciation (Note 5)
     ----------------------------------------------
     Machinery and equipment are stated at acquisition cost, and depreciated using the straight-line method over the estimated useful lives, at an annual rate of 3.3% (2.5% in 2000).

f.   Long lived assets
     -----------------
     The Company evaluates potential impairment loss relating to long-lived assets by assessing whether the unamortized carrying amount can be recovered over the remaining life of the assets through undiscounted future expected cash flows generated by the assets and without interest charges. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell. Testing whether an asset is impaired and for measuring the impairment loss is performed for assets groupings at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Page 7 of 13 (EX-99)

g.   Income tax
     ----------
     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

     This statement requires an asset and liability approach for financial accounting and reporting for income tax under the following basic principles: (a) a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year,
     (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences, (c) the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated, and (d) the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits for which available evidence indicates that it is more likely than not that they will not be realized. Under this method, deferred tax is recognized with respect to all temporary differences.

     The temporary differences under FAS No. 109 are determined based on the difference between the tax-basis amount of the asset or liability and the related historical amount reported in the financial statements.

h.   Revenue recognition
     -------------------
     The Company recognizes revenue when merchandise is delivered to customers and accepted. The allowance for returns and doubtful accounts is sufficient to cover any possible loss.

i.   Use of estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

j.   Comprehensive income
     --------------------
     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

k.   Concentration of credit risk
     ----------------------------
     The Company's financial statements do not include any financial instruments that represent a significant concentration of credit risk. Cash in banks are held by U. S. and Mexican financial institution are denominated in pesos and U. S. dollars.


Page 8 of 13 (EX-99)

NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------
At December 31, this caption comprised the following:
                                                     2001         2000
                                                    ------      ------
Politel, S. A. de C. V.                             $ 275       $  412
Vicza, S. A. de C. V.                                 202           33
Nova Distex, S. A. de C. V.                           186          239
Fariel, S. A. de C. V.                                182          226
Diltex, S. A. de C. V.                                122           33
Bermatex, Inc.                                          2          552
Other customers                                       640          925
Other accounts receivable                             441          421
                                                   ------       ------
                                                    2,050        2,841
Allowance for doubtful accounts                       (91)         (71)
                                                   ------       ------
                                                   $1,959       $2,770
                                                   ======       ======


NOTE 4 - INVENTORIES
--------------------
At December 31, this caption comprised the following:
                                                          2001      2000
                                                         ------    ------
Finished products                                        $ 784     $ 845
Work in process                                            285       340
Spare parts and others                                      69        66
                                                         ------    ------
                                                         1,138     1,251
Less - Allowance for slow-moving inventories               374       225
                                                         ------    ------
                                                         $ 764    $1,026
                                                         ======   =======

NOTE 5 - MACHINERY AND EQUIPMENT
--------------------------------
At December 31, this caption comprised the following:
                                                         2001      2000
                                                        ------    -----
Machinery and equipment                                 $ 170     $ 164
Computer equipment                                          7         6
Construction in progress                                    1        --
                                                        ------    -----
                                                          178       170
Less - Accumulated depreciation                            12         4
                                                        ------    -----
                                                        $ 166     $ 166
                                                        ======    ======

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------
As of December 31, 2001 and 2000 capital stock is variable with a fixed minimum of $6 and an unlimited maximum. At December 31, 2001 and 2000, the subscribed and paid-in nominal capital stock of $307, was represented by 24,450 Series "B" common, nominative shares of one hundred nominal pesos par value each.

Dividends paid from retained earnings which have not previously been taxed are subject to an income tax payable by the Company, which may be credited against the Company's taxable income in the three following years.

Page 9 of 13 (EX-99)

NOTE 7 - INCOME TAX
-------------------
The components of income tax benefit (expense) for the years ended December 31, are as follows:
                                                                2000
                                                   2001      (Restated figures)
                                                  ------        -----
Current income tax expense                         $ (39)      $(212)
Deferred income tax benefit (expense)                  6         (95)
                                                   ------       ------
                                                   $ (33)      $(307)
                                                   ======       ======

The primary components of the deferred tax assets (liabilities) at December 31, are as follows:
                                                                 2000
                                                    2001     (Restated figures)
                                                   ------        -----
Inventory                                          $(268)        $(359)
Machinery and equipment                               --             2
Allowance for doubtful accounts                       32            25
Accrued expenses                                      93           183
                                                   ------        -----
Net deferred income tax liability                  $(143)        $(149)
                                                   ======        ======


The following is a reconciliation of the statutory income tax rate to the effective income tax rate for the years ended December 31.

                                                   2001          2000
                                                  ------        -----
                                                              (Restated figures)
Income tax computed at statutory tax
   rate (35%)                                    $ (35)        $ (312)
Non-deductible items                                (1)           ---
Other permanent differences                          5            ---
Inflationary components and translation
   adjustments                                      (2)             5
                                                  ------        ------
Income tax expense                               $ (33)        $ (307)
                                                  ======        ======

Subsequent event
----------------
In accordance with the amendments to the Mexican Income Tax Law effective January 1, 2002, income tax rate will be reduced by a 1% on an annual basis reaching a 32% rate in the year 2005. This change will give rise to a decrease of approximately $12 in the amount for deferred income tax payable recorded at December 31, 2001. Such amount will be credited to 2002 income.


NOTE 8 - BALANCES AND TRANSACTIONS WITH RELATED PARTIES
--------------------------------------------------------
Accounts payable with related parties at December 31, are as follows:

                                                      2001        2000
                                                      -----       -----
Fibras Quimicas, S. A. de C.V.                       $ 894       $1,785
Nylon de Mexico, S. A. de C. V.                        ---          175
                                                      ------     ------
                                                     $ 894       $1,960


Page 10 of 13 (EX-99)

Administrative and technical services:
--------------------------------------
During the years ended December 31, 2001 and 2000 the Company accrued $1,336 and $1,407, respectively for administrative and technical services due to Fibras Quimicas, S. A. de C. V., an affiliated company of one of the shareholders.

Operating lease:
----------------
In November 1996, the Company entered into a five year lease agreements for buildings, machinery and equipment from one of its stockholders (Burke Mills) and an affiliated company (Fibras Quimicas, S. A. de C. V.), under non-cancellable operating lease agreements. These agreements expired in November 2001; however, Management is currently negotiating their renewals. During the years ended December 31, 2001 and 2000, the Company paid rentals of $537, and $549, respectively, under the terms of these agreements.

Purchase and supply agreements:
-------------------------------
In 1996, the Company entered into a five year supply agreement with Burke Mills, Inc. to supply approximately $1,800, annually of polyester twisted yarn, beginning November 1997. During the years ended December 31, 2001 and 2000 the Company supplied $1,272 and $2,084, respectively, of polyester twisted yarn to Burke Mills Inc. At December 31, 2001 and 2000, the balances shown in the balance sheet correspond to these transactions.

In 1996, the Company entered into a five year supply agreement with Fibras Quimicas, S. A. de C. V. (affiliated company) to purchase approximately $3,500, annually of polyester natural yarn, beginning in November 1997. During the years ended December 31, 2001 and 2000 the Company acquired $1,837 and $4,945, respectively, of polyester natural yarn under the terms of this agreement.

During 2001 and 2000, the Company purchased raw materials from Nylon de Mexico,
S. A. de C. V., subsidiary of a previous shareholder, for $917 and $1,082, respectively.


NOTE 9 - NEW PRONOUNCEMENTS
---------------------------
During June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133", which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to fiscal years beginning after June 15, 2000. SFAS 133 establishes a new model for the accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Upon SFAS 133's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133.

The Company adopted SFAS 133, as amended, on January 1, 2001 for U.S. GAAP purposes. The adoption of SFAS 133 on January 1, 2001 did not have an impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 140") which supersedes APB Opinion No. 16, "Business Combinations" and amends or supersedes a number of related interpretations of APB 16. The statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 addresses financial accounting and reporting for business combinations, eliminates the pooling-of-interests method of accounting for business combinations, and prescribes the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures in respects of business combinations. Management plans to adopt the provisions of SFAS 141 for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Page 11 of 13 (EX-99)

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business acquisition) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that the adoption of SFAS 142 will have on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the recognition of a liability for the legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction and (or) normal operation of the asset. The liability is recognized at fair value in the period in which it is incurred if a reasonable estimate of fair value can be made. A corresponding asset retirement cost is added to the carrying value of the long-lived asset and is depreciated to expense using a systematic and accretion and accumulated depreciation, respectively, from the time period when the asset retirement obligation would have originally been recognized had this statement been in effect to the date of initial adoption. The cumulative effect of initial adoption of SFAS 143 is recorded as a change in accounting principle. Management is currently evaluating the impact that the adoption of SFAS 143 will have on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, but resolves a number of implementation issues and establishes a single accounting model for assets to be disposed of. SFAS 144 also retains the requirements to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment or distribution to owners or is classified as held for sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and their interim periods. The provisions of SFAS 144 for long-lived assets to be disposed of by sale or otherwise are effective for disposal activities initiated after the effective date of SFAS 144 or after its initial application. Management is currently evaluating the impact that the adoption of SFAS 144 will have on the consolidated financial statements.


NOTE 10 - RESTATEMENT OF PRIOR YEAR INCOME TAX AMOUNTS
------------------------------------------------------
The deferred tax liability as of December 31, 2000 has been restated due to the previous omission of a taxable temporary difference related to certain accruals and provisions established in 2000, which under Mexican tax law, are deductible when paid. The decrease in the net deferred tax liability and resulting decrease in the deferred income tax provision related to the above amounted to US$142. In addition, the income tax provision for the year ended December 31, 2000 has also been reduced since the original tax provision for that year reflected a charge related to additional taxes paid in 1999 for the amendment of tax returns for the years ended December 31, 1998 and 1997. Such amounts, totaling approximately US$179, should have been reflected in periods prior to 2000.

Page 12 of 13 (EX-99)

Consequently, the tax provisions for the year ended December 31, 2000 before and after the restatement are as follows:

Tax provision                As originally reported          As restated
-------------                 ----------------------         ------------
Current                             $(410)                    $ (212)
Deferred                             (218)                       (95)
                                    ------                      ------
Total                               $(628)                    $ (307)
                                    ======                      ======


The deferred tax liability as of December 31, 2000 before and after the restatement is as follows:

                             As originally reported            As restated
                            ------------------------          ------------
Net deferred tax liability          $291                         $149
                                    ====                          ====

Net income for the year ended December 31, 2000 is as follows:

                            As originally reported            As restated
                            ------------------------          ------------
Net income                          $262                          $583
                                    ====                          ====

Page 13 of 13 (EX-99)