Form 10-Q
period 2002-03-30
BURKE MILLS INC
filed 2002-05-14
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 30, 2002

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


          Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
          (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2002, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                                BURKE MILLS, INC.
                                      INDEX


PART  1 - FINANCIAL INFORMATION                              Page Number
                                                             -----------

          Item 1 - Financial Statements

                  Condensed Balance Sheets
                     March 30, 2002 and December 29, 2001         3


                  Condensed Statements of Operations and
                    Retained Earnings
                    Thirteen Weeks Ended March 30, 2002
                    and March 31, 2001                            4


                  Statements of Cash Flows
                    Thirteen Weeks Ended March 30, 2002
                    and March 31, 2001                            5


                  Notes to Condensed Financial Statements         6

Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  11


Part II -  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                    14


SIGNATURES                                                        15

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                              March 30,       December 29,
                                                2002             2001
                                             (Unaudited)       (Note A)
                                             -----------     -----------
        ASSETS
Current Assets
  Cash and cash equivalents                $ 3,848,147       $ 4,144,340
  Accounts receivable                        3,797,854         2,671,324
  Inventories                                3,011,945         3,220,194
  Prepaid expenses, taxes and other
     current assets                            214,495            96,087
                                            -----------      -----------
                  Total Current Assets       10,872,441       10,131,945
                                            -----------      -----------

Equity Investment in Affiliate                  620,592          620,592
                                            -----------      -----------
Property, Plant and Equipment - at cost      31,335,973       30,962,533
  Less:  Accumulated depreciation            19,999,762       19,564,639
                                            -----------      -----------
Property, Plant and Equipment - Net          11,336,211       11,397,894
                                            -----------      -----------
Other Assets
  Deferred income taxes                         642,300          606,800
  Other                                          45,769           45,769
                                            -----------      -----------
Total Other Assets                              688,069          652,569
                                            -----------      -----------
Total Assets                                $23,517,313      $22,803,000
                                            ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt      $ 1,178,571      $ 1,178,571
  Accounts payable                            2,474,400        1,720,067
  Accrued salaries, wages and vacation pay      178,335          253,582
  Other liabilities and accrued expenses        210,510          168,790
  Income taxes payable                           93,994              503
                                            -----------      -----------
                  Total Current Liabilities   4,135,810        3,321,513

Long-term Debt                                3,767,857        4,098,214
Deferred Income Taxes                         1,919,000        1,977,000
                                             -----------      -----------
                  Total Liabilities           9,822,667        9,396,727
                                             -----------      -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -  2,741,168 shares 1,809,171        1,809,171
    Paid-in capital                            3,111,349        3,111,349
    Retained earning                           8,774,126        8,485,753
                                             -----------      -----------

                 Total Shareholders' Equity   13,694,646       13,406,273
                                             -----------      -----------
Total Liabilities & Shareholders' Equity     $23,517,313      $22,803,000
                                             ===========      ===========

Note A: The December 29, 2001, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.
Page 3 of 15

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                                 Thirteen Weeks Ended
                                                 --------------------
                                                March 30,      March 31,
                                                  2002           2001
                                                  ----           ----
Net Sales                                     $ 8,976,145    $ 9,428,274
                                              -----------    -----------
Costs and Expenses
  Cost of Sales                                 7,919,250      8,827,042
  Selling, General and
    Administrative Expenses                       698,736        680,650
  Factor's Charges                                 35,482         38,693
                                              -----------    -----------
Total Costs and Expenses                        8,653,468      9,546,385
                                              -----------    -----------
Operating Earnings (Loss)                         322,677       (118,111)
                                              -----------    -----------
Other Income
   Interest Income                                  9,441         20,957
   Gain on Disposal of Property Assets                325            -0-
   Other, net                                         397          1,183
                                              -----------    -----------
         Total                                     10,163         22,140
                                              -----------    -----------

Other Expenses
  Interest Expense                                 51,775        123,281
  Other, net                                       (7,308)        17,202
                                              -----------    -----------
                  Total                            44,467        140,483
                                              -----------    -----------

Income (Loss) before Income Taxes and Equity
    in Net Earnings of Affiliate                 288,373        (236,454)
Provision (Credit) for Income Taxes                  -0-         (95,299)
                                              -----------     -----------

Income (Loss) before Equity in Net Earnings
    of Affiliates                                288,373        (141,155)
Equity in Net Earnings of Affiliate                  -0-          28,190
                                              -----------    -----------
Net Income (Loss)                                288,373        (112,965)
Retained Earnings at Beginning of Period       8,485,753       8,170,968
                                              -----------    -----------

Retained Earnings at End of Period            $8,774,126     $ 8,058,003
                                              ===========    ===========
Earnings (Loss) Per Share                     $     0.11     $     (.04)
                                              ===========    ===========

Dividends Per Share of Common Stock                None           None
                                              ===========    ===========
Weighted Average Common Shares Outstanding      2,741,168      2,741,168
                                              ===========    ===========
See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Thirteen Weeks Ended
                                                --------------------
                                                March 30,     March 31,
                                                  2002          2001
                                                ---------    ---------
Cash flows from operating activities
  Net Income  (Loss)                          $   288,373   $ (112,965)
                                                ---------     ---------

  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
        Depreciation                              520,778      580,262
        (Gain) on Sale of plant and equipment,
             including loss on disposal               375          ---
        Equity in earnings of affiliate               ---      (28,190)
        Deferred income taxes                     (93,500)     (95,200)
        Changes in assets and liabilities:
          Accounts receivable                  (1,126,530)    (582,428)
          Inventories                             208,249      317,827
          Prepaid expenses, taxes & other
             current assets                      (118,408)      58,316
        Other non-current assets                     ---           ---
        Accounts payable                          754,333      787,202
        Accrued salaries, wages & vacation pay    (75,247)      40,482
        Other liabilities and accrued expenses     41,720      162,283
        Income taxes payable                       93,491          ---
                                                ---------     ---------

                         Total Adjustments        205,261     1,240,554
                                                ---------     ---------

Net cash provided by operating activities         493,634     1,127,589
                                                ---------     ---------
Cash flows from investing activities:
   Acquisition of property, plant and
        equipment                                (459,469)      (14,469)
   Proceeds from sale of plant & equipment           ---           ---
                                                ---------     ---------
Net cash (used) by investing activities          (459,469)      (14,469)
                                                ---------     ---------
Cash flows from financing activities:
   Principal payments of long-term debt          (330,358)     (294,642)
   Proceeds from long-term bank note                  ---           ---
                                                ---------     ---------

Net cash provided (used) by financing activities (330,358)     (294,642)
                                                 ---------    ---------
Net increase (decrease) in cash and cash
   equivalents                                   (296,193)       818,478

Cash and cash equivalents at beginning of year  4,144,340      1,305,362
                                                ---------      ---------

CASH AND EQUIVALENTS AT END OF FIRST QUARTER    $3,848,147    $2,123,840
                                                ==========    ==========
See notes to condensed financial statements

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2001.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended March 30, 2002 and March 31, 2001 was $52,000 and $123,000, respectively. The Company had no cash payments for the thirteen weeks ending March 30, 2002 and March 31, 2001 for income taxes.


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


NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------
     Accounts receivable are comprised of the following:
                                                March 30,        December 29,
                                                  2002              2001
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $2,992,207         $2,070,000
       Non-factored accounts
         receivable...............               805,647            601,000
                                               ---------         ----------
                                              $3,797,854         $2,671,000
                                              ==========         ==========

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:
                                                March 30,       December 29
                                                  2002              2001
                                                  ----              ----
     Finished and in process....              $1,985,400         $2,263,000
     Raw materials..............                 737,719            635,000
     Dyes and chemicals.........                 179,178            208,000
     Other......................                 109,648            114,000
                                               ---------          ---------
     Total                                    $3,011,945         $3,220,000
                                              ==========         ==========


 NOTE 7 - LINE OF CREDIT
------------------------
Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. The Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of March 30, 2002 the Company had no borrowings from its factor.


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

The annual principal maturities of long-term debt at March 30, 2002 are as follows:

                  Current portion                        $  750,000
                  2003/2004                $ 750,000
                  2004/2005                  750,000
                  Thereafter                 625,000      2,125,000
                                           ---------      ---------
                                                         $2,875,000

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 8 - LONG-TERM DEBT (continued)
-----------------------------------
Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714, plus interest at the floating LIBOR rate plus 1.9%. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at March 30, 2002 based on the current amount owned are as follows:

                         Current Portion                 $  428,571
                         2003/2004        $ 428,571
                         2004/2005          428,571
                         2005/2006          428,571
                         Thereafter         357,144       1,642,857
                                            -------       ---------
                                                         $2,071,428


NOTE 9 - INCOME TAXES
---------------------
The  Company  uses the  liability  method  as  required  by FASB  statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items which comprise deferred tax assets and liabilities are as follows:
                                         March 30,      December 20,
                                           2002            2001
                                           ----            ----
    Deferred Tax Assets:
       Alternative minimum taxes paid   $ 349,000       $ 349,000
       Net operating carry forward        283,100         247,600
         Charitable contributions
           carryover                       10,200          10,200
                                         ---------      ---------
                                        $ 642,300       $ 606,800
                                         =========      =========
    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $1,914,300    $ 1,972,300
      Undistributed earnings of foreign
         affiliate, net of tax credit        4,700          4,700
                                         ---------      ---------
                                        $1,919,000    $ 1,977,000
                                         =========     ==========


                                           Thirteen Weeks Ended
                                           --------------------
                                          March 30,     March 31,
Provision (credit) for income taxes         2002          2001
                                            ----          ----
        consists of:
        Deferred                        $     ---      $ (95,299)
        Federal                               ---            ---
        State                                 ---            ---
                                         ---------      ---------
                                        $     ---      $ (95,299)
                                         =========      =========

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended March 30, 2002 and March 31, 2001.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At March 30, 2002, the Company had $2,992,000 due from its factor of which $2,473,000 matured on April 22, 2002. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


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

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. During the first quarter, the Company had purchases from Fytek of $332,000 compared to $386,000 in 2001. At March 30, 2002, Fytek owed the Company $32,000 for leased equipment.

Financial information for Fytek is as follows:

                               STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                  (Unaudited)

                                                   1st Quarter
                                                   -----------
                                                2002        2001
                                                ----        ----
Net Sales                                    $1,002        $1,458

Gross Profit                                      7            94

Income from continuing
   operations                                   (16)           87

Income before taxes                             (16)           87

Provision for income tax                         -0-           30
                                              -------      -------
Net Income                                    $  -0-       $   57
                                              =======      =======


                                  BALANCE SHEET
                         (In thousands of U.S. dollars)

                                                March 31,     March 31,
                                                 2002           2001
                                              (Unaudited)   (Unaudited)
                                              -----------   -----------
     ASSETS
Current assets                                 $3,155         $4,091
Non-current assets                                181            185
                                              -------        -------
  Total Assets                                 $3,336         $4,276
                                              =======        =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $1,667         $2,762
Non-current liabilities                           -0-            -0-
                                              -------        -------
  Total Liabilities                            $1,667         $2,762

Shareholders equity                            $1,669         $1,514
                                              -------        -------
Total Liabilities & Shareholders' Equity       $3,336         $4,276
                                              =======        =======

                                BURKE MILLS, INC.
                                    PART II
                         NOTES TO FINANCIAL STATEMENTS


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------
In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 2001 or for the thirteen weeks ended March 30, 2002.


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended March 30, 2002, and March 31, 2001.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
---------------------
2002 Compared to 2001
---------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                                     Thirteen Weeks Ended
                                                    ----------------------
                                                    March 30,    March 31,
                                                     2002           2001
                                                    ------         ------
Net Sales                                           100.0%         100.0%
Cost of Sales                                        88.2           93.6
                                                    ------         ------
Gross Profit                                         11.8            6.4
  Selling, General, Administrative
     and Factoring Costs                              8.2            7.6
                                                    ------         ------
  Operating Earnings (Loss)                           3.6           (1.2)
  Interest Expense                                    0.6            1.3
  Other (Income) - net                               (0.2)           ---
                                                    ------         ------
  Income (Loss) before Income Taxes                   3.2           (2.5)
  Equity in Net Earnings (Loss) of Affiliate          -0-            0.3
  Income Taxes (Credit)                               -0-           (1.0)
                                                    ------         ------
Net Income (Loss)                                     3.2%          (1.2)%
                                                    ======         ======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS THIRTEEN WEEKS ENDED March 30, 2002
                COMPARED TO THIRTEEN WEEKS ENDED March 31, 2001

Net Sales
---------
Net sales for the thirteen weeks ended March 30, 2002 decreased by 4.8% to $8,976,000 compared to $9,428,000 for the first quarter of 2001. Pounds shipped increased by .04% compared to 2001, while average sales prices decreased by 4.8%.


Cost of Sales and Gross Margin
------------------------------
Cost of sales for the first quarter decreased by $908,000 or 10.3%.

Cost of material used decreased by 6.9% while direct labor and overhead decreased by 26.1% and 13.7% respectively.

As a result of a 4.8% decrease in net sales and a 10.3% decrease in cost of sales, the Company's gross margin increased to 11.8% compared to 6.4% in 2001.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses for the first quarter of 2002 increased by $18,000 or 2.7%.


Factor's Charges
----------------
Factor's charges were .4% of net sales compared to .4% in 2001. There was no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense for the first quarter decreased $72,000 or 58.0% primarily due to lower existing interest rates and a lower average long-term debt.


Interest Income
---------------
Interest income for the first quarter of 2002 decreased as a result of lower interest rates earned. Cash has been moved to a higher earning account going forward.


Equity in Net Earnings (Loss) of Affiliate
------------------------------------------
The Company recorded no income from Fytek, S.A. de C.V, its joint venture in Mexico. The Company's share of net earnings and losses is 50%. Also see Note 13.


Income Before Provision for Income Taxes
----------------------------------------
For the thirteen weeks ended March 30, 2002 the Company recorded an income of $288,000 compared to a loss before credit for taxes and income from its Mexican affiliate of $236,000 in 2001.

                                BURKE MILLS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Continued)


Provision for Income Taxes
--------------------------
The Company recorded no provision for income taxes of for the first quarter of 2002 compared to a credit for income taxes of $95,000 in 2001. Operating loss carryovers prevent the Company from incurring income taxes.


Liquidity and Capital Resources
-------------------------------
The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of March 30, 2002, the Company had $2,992,000 due from its factor of which $2,473,000 matured on April 22, 2002. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank under which the Company was permitted to borrow up to $3,000,000 for the acquisition of production machinery, and a $1,750,000 Letter of Credit facility. The Company borrowed $3,000,000 from the line of credit and converted the line of credit to long-term debt on February 29, 2000 (see Note 8).

The  Company's  working  capital  at  March  30,  2002,   aggregated  $6,737,000
representing a working capital ratio of 2.6 to 1 compared with a working capital of $6,810,000 at December 29, 2001, and a working capital ratio of 3.1 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at March 30, 2002:

         Cash, cash equivalents and receivables...........     $7,646,000
         Current liabilities..............................      4,136,000
                                                                ---------

         Excess of quick assets over current liabilities..     $3,510,000

The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

During the thirteen weeks of 2002, the Company acquired and made deposits on new machinery and equipment of approximately $460,000 as set forth in the accompanying Statement of Cash Flows. For the balance of 2002, the Company anticipates the acquisition of machinery and equipment of approximately $740,000 which, together with the acquisitions and deposits on acquisitions incurred to March 30, 2002, will aggregate an anticipated acquisition of new machinery of approximately $1,200,000 in 2002. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the thirteen weeks ended March 30, 2002, to $3,848,000 from $4,144,000 at December 29, 2001. See accompanying
Statement of Cash Flow.


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


Forward Looking Statements (contd.)
--------------------------
management's current expectations, beliefs, assumptions, estimates and projections about the markets in which the Company operates. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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


                                BURKE MILLS, INC.
                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on 8-K


    (a) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks March 30, 2002.

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



                                               BURKE MILLS, INC.
                                               -----------------
                                                 (Registrant)


Date:     May 14, 2002                      BY:  Thomas I. Nail   /s
                                                 -------------------
                                                 Thomas I. Nail
                                                 (President)



Date:     May 14, 2002                      BY:  Ronald D. Nicholson  /s
                                                 -----------------------
                                                 Ronald D. Nicholson
                                                (Principal Financial Officer)