Form 10-Q
period 2002-06-29
BURKE MILLS INC
filed 2002-08-12
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 29, 2002

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


              Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the
  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
        (2) has been subject to such filing requirements for the past 90 days.
                                  Yes_X_ No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2002, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                               BURKE MILLS, INC.

                                     INDEX




PART  1 - FINANCIAL INFORMATION                              Page Number
                                                             -----------
Item 1 - Financial Statements
-----------------------------

   Condensed Balance Sheets:
      June 29, 2002, and December 29, 2001                         3

   Condensed Statements of Operations and Retained Earnings:
      Thirteen Weeks Ended June 29, 2002 and June 30, 2001         5
      Twenty-six Weeks Ended June 29, 2002 and June 30, 2001       5

   Statements of Cash Flows:
      Twenty-six Weeks Ended June 29, 2002 and June 30, 2001       6

   Notes to Condensed Financial Statements                         7


Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations          13
---------------------------------------------------------


Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote by Security Holders       18
------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K                          18
-----------------------------------------------

SIGNATURES                                                        19

                    BURKE MILLS, INC.CONDENSED BALANCE SHEETS
                                                 June 29       December 29
                                                   2002           2001
                                               (Unaudited)      (Note A)
                                               -----------     -----------
        ASSETS
Current Assets
  Cash and cash equivalents                    $ 3,908,008     $ 4,144,340
  Accounts receivable                            3,108,730       2,671,324
  Inventories                                    3,272,763       3,220,194
  Prepaid expenses, taxes and other
     current assets                                189,686          96,087
                                               -----------     -----------
                  Total Current Assets          10,479,187      10,131,945
                                               -----------     -----------

Equity Investment in Affiliate                     620,592         620,592
                                               -----------     -----------
Property, Plant and Equipment - at cost         30,989,365      30,962,533
  Less:  Accumulated depreciation               20,045,201      19,564,639
                                               -----------     -----------
Property, Plant and Equipment - Net             10,944,164      11,397,894
                                               -----------     -----------
Other Assets
  Deferred income taxes                            370,600         606,800
  Other                                             45,769          45,769
                                               -----------     -----------
Total Other Assets                                 416,369         652,569
                                               -----------     -----------
                 Total Assets                  $22,460,312     $22,803,000
                                               ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt         $ 1,178,571     $ 1,178,571
  Accounts payable                               2,114,011       1,720,067
  Accrued salaries, wages and vacation pay         137,215         253,582
  Other liabilities and accrued expenses           231,136         168,790
  Income taxes payable                               1,895             503
                                               -----------     -----------
                  Total Current Liabilities      3,662,828       3,321,513

Long-term Debt                                   3,473,214       4,098,214
Deferred Income Taxes                            1,846,800       1,977,000
                                               -----------     -----------
                  Total Liabilities              8,982,842       9,396,727
                                               -----------     -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
   Issued and outstanding -  2,741,168 shares    1,809,171       1,809,171
    Paid-in capital                              3,111,349       3,111,349
    Retained earnings                            8,556,950       8,485,753
                                               -----------     -----------

Total Shareholders' Equity                      13,477,470      13,406,273
                                               -----------     -----------
Total Liabilities & Shareholders' Equity       $22,460,312     $22,803,000
                                               ===========     ===========

Note A: The December 29, 2001, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                 (Unaudited)

                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                              --------------------    ----------------------
                              June 29,   June 30,      June 29,    June 30,
                               2002       2001          2002        2001
                              ------     ------        ------      ------
Net Sales                  $8,191,434  $10,372,331   $17,167,579 $19,800,605
---------                  ----------- -----------   ----------- -----------
Cost and Expenses
  Cost of Sales             7,610,232    9,250,925    15,529,482  18,077,967
  Selling, General and
    Administrative Expenses   618,435      621,842     1,317,171   1,302,492
  Factor's Charges             33,742       43,881        69,224      82,574
                          -----------  -----------   -----------  ----------
Total Costs and Expenses    8,262,409    9,916,648    16,915,877  19,463,033
                          -----------  -----------   -----------  ----------

Operating Earnings/(Loss)     (70,975)     455,683       251,702     337,572
                          -----------  -----------   -----------  ----------
Other Income
  Interest Income              14,109       19,004        23,550      39,961
  Gain/(Loss) on Disposal
    of Property                (2,216)      (2,275)       (1,891)     (2,275)
  Other, net                      125        1,137           522       2,320
                          -----------  -----------   -----------  ----------
    Total                      12,018       17,866        22,181      40,006
                          -----------  -----------   -----------  ----------
Other Expenses
  Interest Expense             43,928      100,158        95,703     223,439
  Other, net                   (7,309)      17,201       (14,617)     34,403
                          -----------  -----------   -----------  ----------
    Total                      36,619      117,359        81,086     257,842
                          -----------  -----------   -----------  ----------
Income/(Loss) before Provision
  for Income Taxes and Equity in
  Net Earnings of Affiliate   (95,576)     356,190       192,797     119,736

Provision for Income Taxes    121,600     146,286        121,600      50,987
                           ----------   ----------    ----------  ----------
Net Income/(Loss) before Equity
  in Net Earnings
  of Affiliate               (217,176)     209,904       71,197       68,749

Equity in Net Earnings of
  Affiliate                      -0-       10,309          -0-        38,499
                           -----------   ---------   ----------   ----------
Net Income/(Loss)            (217,176)     220,213       71,197      107,248

Retained Earnings at Beginning
  of Period                 8,774,126    8,058,003    8,485,753    8,170,968
                           ----------    ---------   ----------   ----------
Retained Earnings at End
  of Period                $8,556,950   $8,278,216   $8,556,950   $8,278,216
                           ==========   ==========   ==========   ==========

Earnings (Loss) Per Share  $    (.08)   $      .08   $      .03   $     .04
                           ==========  ===========   ==========   ==========
Dividends Per Share of
  Common Stock               None         None          None         None
                           ==========  ==========    ==========  ==========
Weighted Average Common
  Shares Outstanding        2,741,168   2,741,168     2,741,168   2,741,168
                           ==========  ==========    ==========  ==========
See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Twenty-six Weeks Ended
                                               ----------------------
                                              June 29         June 30,
                                               2002            2001
                                               ----            ----
Cash flows from operating activities:
  Net Income                                $   71,197      $  107,248
                                             ---------       ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                             1,042,100       1,161,284
    Equity in earnings of affiliate                -0-         (38,499)
    Gain (loss) on disposal of
         property assets                         2,591           2,275
    Provision for deferred income taxes        106,000          25,135
    Changes in assets and liabilities:
       Accounts receivable                    (437,406)     (1,725,562)
       Inventories                             (52,569)        759,755
       Prepaid expenses, taxes and other
          current assets                       (93,599)         14,542
       Other non-current assets                    -0-             -0-
    Accounts payable                           393,944         559,302
    Accrued salaries, wages & vacation pay    (116,367)         49,242
    Other liabilities and accrued expenses      62,346         195,073
    Income Taxes payable                         1,392            -0-
                                                ------        --------
                        Total Adjustments      908,432       1,002,547
                                             ---------       ---------

Net cash provided by operating activities      979,629       1,109,795
                                             ---------       ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                               (590,960)        (75,434)
    Proceeds from sale of equipment                -0-          68,000
                                                ------         -------
Net cash (used) by investing activities       (590,960)         (7,434)
                                            ----------      ----------

Cash flows from financing activities:
   Principal payments of long-term debt       (625,001)       (589,286)
   Proceeds from long-term bank note               -0-            -0-
                                             ---------       ---------
Net cash (used) by financing activities       (625,001)       (589,286)
                                            ----------      ----------
Net increase (decrease) in cash and cash
   equivalents                                (236,332)        513,075

Cash and cash equivalents at
   beginning of year                         4,144,340       1,305,362
                                             ---------       ---------

CASH AND EQUIVALENTS AT END OF
         SECOND QUARTER                     $3,908,008      $1,818,437
                                            ==========      ==========

See notes to condensed financial statements

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ended December 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2001.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest the twenty-six weeks ended June 29, 2002 and June 30, 2001 was $96,000 and $223,000, respectively. The company had no cash payments for income taxes the twenty-six weeks ending June 29, 2002, and June 30, 2001.


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

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
     Accounts receivable are comprised of the following:

                                                June 29,         December 29,
                                                  2002              2001
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $2,465,000        $2,070,000
       Non-factored accounts
         receivable...............               644,000           601,000
                                              ----------        ----------
                                              $3,109,000        $2,671,000
                                              ==========        ==========
NOTE 6 - INVENTORIES
--------------------
     Inventories are summarized as follows:
                                                June 29,         December 29,
                                                 2002               2001
                                                 ----               ----
     Finished & in process                    $2,010,000        $2,263,000
     Raw materials                               931,000           635,000
     Dyes & chemicals                            232,000           208,000
     Other                                       100,000           114,000
                                              ----------         ---------
     Total                                    $3,273,000        $3,220,000
                                              ==========        ==========

NOTE 7 - LINE OF CREDIT
------------------------
Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. The Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of June 29, 2002 the Company had no borrowings from its factor.


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

The annual principal maturities of long-term debt at June 29, 2002 are as follows:

                  Current portion                        $  750,000
                  2003/2004                $ 750,000
                  2004/2005                  750,000
                  2005/2006                  437,500      1,937,500
                                           ---------      ---------
                                                         $2,687,500

Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714, plus interest at the floating LIBOR rate plus 1.9%. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at June 29, 2002 based on the current amount owned are as follows:

                         Current Portion                 $  428,571
                         2003/2004        $ 428,571
                         2004/2005          428,571
                         2005/2006          428,571
                         Thereafter         250,001       1,535,714
                                            -------       ---------
                                                         $1,964,285

NOTE 9 - INCOME TAXES
---------------------
The  Company  uses the  liability  method  as  required  by FASB  statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items which comprise deferred tax assets and liabilities are as follows:
                                         June 29,      December 29,
                                           2002            2001
                                           ----            ----
    Deferred Tax Assets:
       Alternative minimum taxes paid   $ 349,000       $ 349,000
       Net operating carry forward         11,400         247,600
         Charitable contributions
           carryover                       10,200          10,200
                                        ---------       ---------
                                        $ 370,600       $ 606,800
                                        =========       =========
    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes              $1,842,100      $1,972,300
      Undistributed earnings of foreign
         affiliate, net of tax credit       4,700           4,700
                                        ---------       ---------
                                       $1,846,800      $1,977,000
                                       ==========      ==========

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 9 - INCOME TAXES (continued)
---------------------
                                           Twenty-Six Weeks Ended
                                            --------------------
                                           June 29,     June 30,
    Provision (credit) for income taxes     2002          2001
                                            ----          ----
        consists of:
        Deferred                        $ 106,000      $  50,987
        Federal                             1,900            ---
        State                              13,700            ---
                                        ---------      ---------
                                        $ 121,600      $  50,987
                                        =========      =========


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended June 29, 2002, and June 30, 2001.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At June 29, 2002 the Company had $2,465,000 due from its factor of which $2,101,000 matured on July 18, 2002. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.

On July 1, 2002, the Company will begin using the credit insurance of the Export-Import Bank of the United States on qualified export sales. Annual exposure will be limited to $15,000 in total on these export sales.


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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 12 - COMMITMENTS (continued)
---------------------
c) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The cost of monitoring will be approximately $31,000 per year.


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. Due to the Mexican economy, sales are down. Accounts receivable are also declining. Since repatriation of cash is not expected from the joint venture, the Company believes it is prudent to record a valuation allowance for Fytek. This allowance amounts to $33,000 for the year-to-date, all recorded in the second quarter, and a cumulative effect of $179,000. Through the second quarter, the Company had purchases from Fytek of $698,000 compared to $1,053,000 in 2001. Burke Mills does not guarantee any debt for it's joint venture, Fytek. Financial information for Fytek is as follows:


                                         STATEMENT OF INCOME
                                    (In thousands of U.S. dollars)
                                             (Unaudited)

                                    2nd Quarter            Six Months
                                    -----------            -----------
                                  2002       2001        2002     2001
                                  ----       ----        ----     ----
Net Sales                        $1,097      $1,454    $2,099    $2,911
Gross Profit                         42          62        49       156
Income from continuing
   operations                        97          31        81       117
Income before taxes                  97          31        81       117
Provision for income tax             31          11        15        40
                                  -----      ------     -----     -----
  Net Income                     $   66      $   20    $   66    $   77
                                 ======      ======    ======    ======

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------
Fytek Financial Information Continued:

                                      BALANCE SHEET
                             (In thousands of U.S. dollars)

                                               June 29,     December 31,
                                                 2002           2001
                                               -------        -------
     ASSETS
Current assets                                  $3,032        $3,137
Non-current assets                                 198           166
                                                ------        ------
  Total Assets                                  $3,230        $3,303
                                                ======        ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              1,624         1,694
Non-current liabilities                            -0-           -0-
                                                ------        ------
  Total Liabilities                              1,624         1,694
Shareholders equity                              1,606         1,609
                                                ------        ------
Total Liabilities & Shareholders' Equity        $3,230        $3,303
                                                ======        ======



NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------
In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 2002 or for the twenty-six weeks ended June 29, 2002.


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the twenty-six week periods ended June 29, 2002, and June 30, 2001.

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

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks           Twenty-six Weeks
                                       Ended                     Ended
                                  --------------------      -------------------
                                  June 29,  June 30,        June 29,  June 30,
                                    2002     2001            2002       2001
                                    ----     ----            ----       ----
Net Sales                           100.0%   100.0%         100.0%     100.0%
   Cost of Sales                     92.9     89.2           90.4       91.3
                                     ----     ----           ----       ----
  Gross Profit                        7.1     10.8            9.6        8.7
  Selling, General, Administrative
         and Factoring Costs          8.0      6.4            8.1        7.0
                                     ----     ----           ----       ----
  Operating Earnings (Loss)          (0.9)     4.4            1.5        1.7
  Interest Expense                    0.5      1.0            0.6        1.1
  Other Expense                      (0.2)      --           (0.2)        --
                                     ----     ----           ----       ----
  Income (Loss) before
         Income Taxes                (1.2)     3.4            1.1        0.6
  Equity in Net Earnings
     of Affiliate                      --      0.1             --        0.2
Income Taxes (Credit)                 1.5      1.4            0.7        0.3
                                     ----     ----           ----       ----
Net Income (Loss)                    (2.7)%    2.1%           0.4%       0.5%
                                     =====    =====          =====      =====


                        THIRTEEN WEEKS ENDED JUNE 29,2002
                 COMPARED TO THIRTEEN WEEKS ENDED June 30, 2001

Net Sales
---------
Net sales for the thirteen weeks ended June 29, 2002, decreased by 21.0% to $8,191,000 compared to $10,372,000 for the second quarter of 2001. Pounds shipped decreased by 13.0% compared to 2001 while the average sales price per pound decreased by 9.2%. The decrease in pounds shipped was due to a weak textile economy. Yarn sales decreased by 16.0% or 1,480,000, commission sales decreased by 39.4% or $113,000, and thread sales decreased by 69.1% or $588,000. The decrease in average sales prices is the result of sales mix and competitive pricing pressures, also caused by a weak textile economy.

Cost of Sales and Gross Margin
------------------------------
Cost of sales for the second quarter decreased by $1,641,000 or 17.7%.

Cost of material used decreased by 20.8%, while direct labor and overhead decreased by 26.8% and 6.7% respectively.

                               BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Cost of Sales and Gross Margin (continued)
------------------------------
As a result of a 21.0% decrease in net sales and a 17.7% decrease in cost of sales, the Company's gross margin decreased to 7.1% compared to 10.8% in 2001. Price increases on some raw materials were not passed along in higher prices to the customer.


Selling, General and Administrative Expenses
--------------------------------------------
Selling general and administrative expenses for the second quarter of 2002 decreased by $3,000 or 0.5%.


Factor's Charges
----------------
Factor's charges were .4% of sales as compared to .4% of sales in 2001. There was no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense for the second quarter decreased by $56,000 or 56.1% primarily due to lower existing interest rates and a lower average long-term debt.


Interest Income
---------------
Interest income for the second quarter of 2002 decreased by $5,000 primarily due to lower interest rates earned. Cash has been moved to a higher earnings account going forward.


Gain (Loss) on Disposal of Equipment
------------------------------------
A net loss of $2,000 was recorded on various pieces of obsolete computer equipment.


Equity in Net Earnings of Affiliate
------------------------------------------
The Company recorded no income from Fytek, S.A. De C.V., its joint venture in Mexico, compared to an income of $10,000 for the second quarter of 2001. The original income of $33,000 was offset by a valuation allowance of the same amount. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997. Also see Note 13.


Income Before Provision for Income Taxes
-----------------------------------------------
For the thirteen weeks ended June 29, 2002 the Company recorded a net loss of $96,000 before provision for taxes and income from its Mexican affiliate compared to an income before taxes and income from its Mexican affiliate of $356,000 in 2001.


Provision for Income Taxes
------------------------------------
The Company recorded a provision for income taxes of $122,000 for the second quarter of 2002, compared to a provision of $146,000 in 2001.

                                BURKE MILLS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)
                TWENTY-SIX WEEKS ENDED JUNE 29, 2002 COMPARED TO
                      TWENTY-SIX WEEKS ENDED JUNE 30, 2001

2002 Compared to 2001

Net Sales
---------
Net sales for the twenty-six weeks ended June 29, 2002, decreased by 13.3% to $17,168,000 compared to $19,801,000 for the similar period of 2001. Pounds shipped decreased by 6.7% compared to 2001. The decrease in net sales is due to lower customer demand primarily recorded in the second quarter of 2002.


Cost of Sales and Gross Margin
------------------------------
Cost of goods sold decreased by 14.1% on a net sales decrease of 13.3% and a decrease of 6.7% on pounds shipped.

Material costs decreased by 14% while labor and overhead decreased by 26% and 10% respectively. The net result of cost dropping to a greater extent than sales was an improvement in the Company's gross profit percentage to 9.6% compared to 8.7% for the first six months of 2001.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased by $15,000 or 1.2%.


Factor's Charges
----------------
Factor charges were 0.4% of net sales for the first six months of 2002 and 2001. There was no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense decreased by $128,000 or 57.2% for the twenty-six week period primarily due to lower existing interest rates and a lower average long-term debt.


Interest Income
---------------
Interest income for the twenty-six week period decreased by $16,000 due to lower interest rates earned.


Gain (Loss) on Disposal of Equipment
------------------------------------
A net loss of $2,000 was recorded on various pieces of obsolete computer equipment.


Equity in Net Earnings of Affiliate
-----------------------------------
The Company recorded no income and $38,000 for the twenty-six week periods of 2002 and 2001 respectively as earnings from Fytek, S.A. De C.V., its joint venture in Mexico. The original income of $33,000 for 2002 was offset by a valuation allowance of the same amount. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997. Also see note 13.

                                BURKE MILLS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Income Before Provision for Income Taxes
-----------------------------------------------
For the twenty-six weeks ended June 29, 2002, the Company recorded an income on operations of $193,000 compared to an income of $120,000 in 2001.


Provision (Credit) for Income Taxes
-----------------------------------
The Company recorded a provision for taxes of $122,000 for the twenty-six weeks of 2002, compared to a provision of $51,000 in the 2001 year period.


Liquidity and Capital Resources
-------------------------------
The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of June 29, 2002, the Company had $2,465,000 due from its factor of which $2,101,000 matured on July 18, 2002. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank and under which the Company may borrow up to $3,000,000 for the acquisition of production machinery. The Company borrowed $3,000,000 from the Line of Credit and converted the Line of Credit to long-term debt on February 29, 2000 (see Note 8).

The  Company's  working  capital  at  June  29,  2002,   aggregated   $6,816,000
representing a working capital ratio of 2.9 to 1 compared with a working capital of $6,810,000 at December 29, 2001, and a working capital ratio of 3.1 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at June 29, 2002:


Cash, cash equivalents and receivables...........              $7,017,000
         Current liabilities..............................      3,663,000
                                                                ---------

         Excess of quick assets to current liabilities...      $3,354,000

The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

During the twenty-six weeks of 2002, the Company acquired and made deposits on new machinery and equipment of approximately $590,000 as set forth in the accompanying Statement of Cash Flows. For the balance of 2002, the Company anticipates the acquisition of machinery and equipment of approximately $410,000 which, together with the acquisitions and deposits on acquisitions incurred to June 29, 2002, will aggregate an anticipated acquisition of new machinery of approximately $1,000,000 in 2002. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the twenty-six weeks ended June 29, 2002, to $3,908,000 from $4,144,000 at December 29, 2001. See accompanying
Statement of Cash Flows.

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

                               BURKE MILLS, INC.


                           PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on May 21, 2002. At the meeting all seven director nominees were elected.

         (a) The following directors were elected for a one-year term by the votes indicated:

                  Humayun N. Shaikh                  2,074,677
                  Thomas I. Nail                     2,074,677
                  Robert P. Huntley                  2,075,277
                  William T. Dunn                    2,075,277
                  Richard F. Byers                   2,072,677
                  Robert T. King                     2,072,877
                  Aehsun Shaikh                      2,072,877

         (b)  There were no other matters presented for vote of stockholders.




Item 6 - Exhibits and Reports on 8-K

         (a) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended June 29, 2002.

                                BURKE MILLS, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of

      1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
              ----------------------------------------------------

We, the undersigned chief executive officer and chief financial officer of the registrant hereby certify that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.



                               BURKE MILLS, INC.
                                  (Registrant)




                                             By: Ronald D. Nicholson /s
Date:    August 12, 2002                         ________________________
                                                 Ronald D. Nicholson
                                                 (VP, Finance)
                                                 (Principal Financial Officer)



                                             By: Humayun N. Shaikh /s
Date:   August 12, 2002                          _________________________
                                                 (CEO)