Form 10-Q
period 2002-09-28
BURKE MILLS INC
filed 2002-11-08
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 25, 2002, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                                BURKE MILLS, INC


                                     INDEX




         PART  1 - FINANCIAL INFORMATION                         Page Number

Item 1 - Financial Statements
-----------------------------

   Condensed Balance Sheets:
      September 28, 2002, and December 30, 2001                      3

   Condensed Statements of Operations and Retained Earnings:         4
      Thirteen Weeks Ended September 28, 2002 and September 29,
           2001
     Thirty-Nine Weeks Ended September 28, 2002 and
           September 29, 2001

   Statements of Cash Flows:                                         5
      Thirty-Nine Weeks Ended September 28, 2002
           and September 29, 2001

   Notes to Condensed Financial Statements                           6

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations           12
---------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk                                                16
-------------------------------------------------------

Item 4 - Controls and Procedures                                    16
-------------------------------------------------------


         Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                           17
-----------------------------------------


SIGNATURES and CERTIFICATIONS                                       18

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                September 28,   December 29,
                                                    2002           2001
                                                (Unaudited)      (Note A)
                                                -----------    -----------
        ASSETS
Current Assets
  Cash and cash equivalents                   $ 3,393,529     $ 4,144,340
  Accounts receivable                           3,073,903       2,671,324
  Inventories                                   2,678,206       3,220,194
  Prepaid expenses, taxes and other
     current assets                               334,446          96,087
                                               -----------    -----------
                  Total Current Assets          9,480,084      10,131,945
                                               -----------    -----------

Equity Investment in Affiliate                    612,275         620,592
                                               -----------    -----------

Property, Plant and Equipment - at cost        31,148,239      30,962,533
  Less:  Accumulated depreciation              20,480,053      19,564,639
                                              -----------      -----------

Property, Plant and Equipment - Net            10,668,186      11,397,894
                                              -----------       -----------
Other Assets
  Deferred income taxes                           370,600         606,800
  Other                                            55,500          45,769
                                              -----------       -----------
Total Other Assets                                426,100         652,569
                                              -----------       -----------
 Total Assets                                 $21,186,645      $22,803,000
                                              ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt        $ 1,178,571      $ 1,178,571
  Accounts payable                              1,300,171        1,720,067
  Accrued salaries, wages and vacation pay        151,245          253,582
  Other liabilities and accrued expenses          155,774          168,790
  Income taxes payable                                  0              503
                                               -----------      -----------
                  Total Current Liabilities     2,785,761        3,321,513

Long-term Debt                                  3,214,286        4,098,214
Deferred Income Taxes                           1,846,800        1,977,000
                                               -----------      -----------
                  Total Liabilities             7,846,847        9,396,727
                                               -----------      -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -  2,741,168 shares  1,809,171        1,809,171
    Paid-in capital                             3,111,349        3,111,349
    Retained earnings                           8,419,278        8,485,753
                                               -----------      -----------

Total Shareholders' Equity                     13,339,798       13,406,273
                                               -----------      -----------
Total Liabilities & Shareholders' Equity      $21,186,645      $22,803,000
                                              ===========      ============

Note A: The December 29, 2001, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                              Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                              ----------------------    -----------------------
                              Sept. 28     Sept. 29      Sept. 28      Sept. 29
                                2002         2001          2002          2001
                              --------     --------     --------      --------
Net Sales                   $ 6,997,121   $9,255,121   $24,164,701  $29,055,726
---------                   -----------  -----------   -----------   -----------
Costs and Expenses
  Cost of Sales               6,709,894    8,447,210    22,239,375   26,525,177
  Selling, General and
    Administrative Expenses     588,282      632,518     1,905,453    1,935,010
  Factor's Charges               28,818       39,789        98,043      122,363
                               --------     --------      --------     --------
Total Costs and Expenses      7,326,994    9,119,517    24,242,871   28,582,550
                             ----------   ----------    ----------    ---------

Operating Earnings/(Loss)      (329,873)     135,604       (78,170)     473,176
                               ---------    --------      ---------    --------
Other Income
  Interest Income                13,148       20,495        36,698       60,456
  Gain (loss) on disposal of
      property assets           ( 4,502)           0        (4,393)      (2,275)
  Other, net                     22,710        7,005        35,849        9,325
                                -------      -------       -------      -------
    Total                        31,356       27,500        68,154       67,506
                                -------      -------       -------      -------
Other Expenses
  Interest Expense               43,844       83,872       139,547      307,311
  Other, net                          0       (7,308)            0       27,095
                                -------      -------       -------      -------
    Total                        43,844       76,564       139,547      334,406
                                -------      -------       -------      -------
Income (loss) before Provision for
  Income Taxes and Equity in Net
  Earnings (Loss) of Affiliate (342,361)      86,540      (149,563)     206,276

Provision/(Credit) for Income
  Taxes                        (213,005)      18,923       (91,406)      69,910
                                -------      -------       -------      -------
Net Income/(Loss) before Equity
  in Net Earnings of Affiliate (129,356)      67,617       (58,157)     136,366

Equity in Net Earnings (Losses)
   of Affiliate                  (8,317)      17,778        (8,317)      56,277
                                -------      -------       -------      -------
Net Income (Loss)              (137,673)      85,395       (66,474)     192,643

Retained Earnings at Beginning
   of Period                  8,556,950    8,278,216     8,485,753    8,170,968
                              ---------    ---------     ---------    ---------
Retained Earnings at End
   of Period                  $8,419,278   $8,363,611   $8,419,278   $8,363,611
                              ==========   ==========   ==========   ==========
Earnings (Loss) Per Share    $    (.05)   $     .03     $    (.02)   $      .07
                             ==========   ==========    ==========    =========
Dividends Per Share of
   Common Stock                 None         None          None         None
                             ==========   ==========    ==========   ==========
Weighted Average Common
  Shares Outstanding          2,741,168    2,741,168     2,741,168    2,741,168
                             ==========   ==========    ==========   ==========

See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Thirty-Nine Weeks Ended
                                               ----------------------
                                               Sept. 28,       Sept. 29,
                                                 2002            2001
                                                 ----            ----
Cash flows from operating activities:
  Net Income (Loss)                          $ (66,474)       $ 192,643
                                             ---------        ---------
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation                             1,543,713        1,686,525
    Provision for deferred income taxes        106,000           31,000
    Equity in earnings of affiliate              8,317          (56,277)
    Loss (gain) on disposal of
       property assets                           4,392            2,275
    Changes in assets and liabilities:
      Accounts receivable                     (402,579)      (1,165,400)
      Inventories                              541,987          617,610
      Prepaid expenses, taxes and other
          current assets                      (238,359)         (44,913)
      Other non-current assets                  (9,731)               0
      Accounts payable                        (419,896)       1,438,123
      Income taxes payable                        (503)             889
      Accrued salaries, wages and
         vacation pay                         (102,337)           3,215
      Other liabilities and accrued expenses   (13,016)         279,329
                                             ---------        ----------
                        Total Adjustments    1,017,988        2,792,376
                                             ---------        ----------

Net cash provided by operating activities      951,514        2,985,019
                                             ---------        ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                               (821,097)        (196,298)
    Proceeds from sale of equipment              2,700           68,000
                                             ---------         ---------
Net cash (used) by investing activities       (818,397)        (128,298)
                                             ---------         ---------

Cash flows from financing activities:
   Principal payments of long-term debt       (883,928)        (883,928)
   Proceeds from long-term bank note                 0                0
                                              ---------        ---------
Net cash (used) by financing activities       (883,928)        (883,928)
                                              ---------        ---------
Net increase (decrease) in cash and
   cash equivalents                           (750,811)       1,972,793

Cash and cash equivalents at
   beginning of year                         4,144,340        1,305,362
                                             ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF
         THIRD QUARTER                      $3,393,529       $3,278,155
                                            ==========       ==========

See notes to condensed financial statements

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ended December 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2001.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended September 28, 2002 and September 29, 2001 was $140,000 and $307,000, respectively. The Company had cash payments of $14,200 for income taxes for the thirty-nine weeks ended September 28, 2002, versus cash payments of $12,000 for the thirty-nine weeks ending September 29, 2001.


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


NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
     Accounts receivable are comprised of the following:
                                              September 28,     December 29,
                                                  2002              2001
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $2,274,000        $2,070,000
       Non-factored accounts
         receivable...............               800,000           601,000
                                               ----------       ----------
                                              $3,074,000        $2,671,000
                                               ==========       ==========

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (continued) (Unaudited)


NOTE 6 - INVENTORIES
--------------------
     Inventories are summarized as follows:

                                              September 28,     December 29,
                                                 2002               2001
                                                 ----               ----
     Finished & in process                    $1,594,000        $2,263,000
     Raw materials                               757,000           635,000
     Dyes & chemicals                            216,000           208,000
     Other                                       111,000           114,000
                                              ----------         ---------
     Total                                    $2,678,000        $3,220,000
                                              ==========        ==========


NOTE 7 - LINE OF CREDIT
-----------------------
Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. The Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of September 28, 2002 the Company had no borrowings from its factor.


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

The annual principal maturities of long-term debt at September 28, 2002 are as follows:

                   Current portion                       $  750,000
                  2003/2004                $ 750,000
                  2004/2005                  750,000
                  2005/2006                  250,000      1,750,000
                                           ---------      ---------
                                                         $2,500,000

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (continued) (Unaudited)

NOTE 8 - LONG-TERM DEBT (cont.)
-------------------------------
Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714, plus interest at the floating LIBOR rate plus 1.9%. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at September 28, 2002 based on the current amount owned are as follows:

                         Current Portion                 $  428,571
                         2003/2004        $ 428,571
                         2004/2005          428,571
                         2005/2006          428,571
                         Thereafter         178,573       1,464,286
                                            -------       ---------
                                                         $1,892,857


NOTE 9 - INCOME TAXES
---------------------
The  Company  uses the  liability  method  as  required  by FASB  statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items which comprise deferred tax assets and liabilities are as follows:
                                       September 28,    December 29,
                                           2002            2001
                                           ----            ----
    Deferred Tax Assets:
       Alternative minimum taxes paid   $  349,000    $   349,000
       Net operating carry forward      11,400            247,600
         Charitable contributions
           carryover                        10,200         10,200
                                         ---------      ---------
                                        $  370,600    $   606,800
                                         =========      =========
    Deferred Tax Liabilities:
      Accelerated depreciation
         for tax purposes               $1,842,100    $ 1,972,300
      Undistributed earnings of foreign
         affiliate, net of tax credit        4,700          4,700
                                         ---------      ---------
                                        $1,846,800     $1,977,000
                                         =========     ==========


                                          Thirty-Nine Weeks Ended
                                            --------------------
                                          Sept. 28,     Sept. 29,
    Provision (credit) for income taxes     2002          2001
                                            ----          ----
        consists of:
        Deferred                        $  106,000     $  69,910
        Federal                           (173,855)         ---
        State                              (23,550)         ---
                                         ---------     ----------
                                        $ (91,405)     $  69,910
                                         =========     ==========

The net operating loss carryforward from a prior year is $258,000, expiring 2019/2020.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (continued) (Unaudited)



NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the period ended September 28, 2002 and September 29, 2001.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At September 28, 2002, the Company had $2,274,000 due from its factor of which $2,036,600 matures on October 18, 2002. Upon maturity, the funds are automatically transferred by the factor to the Company's bank. The Company insures its qualified export accounts receivable with Export/Import bank.


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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The Company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The Company accounts for the ownership using the equity method. Due to the Mexican economy, sales are

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (continued) (Unaudited)


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------
down. Accounts receivable are also declining. Since repatriation of cash is not expected from the joint venture, the Company believes it is prudent to record a valuation allowance for Fytek. This allowance amounts to $33,000 for the year-to-date, all recorded in the second quarter, and a cumulative effect of $179,000. During the thirty-nine weeks, the Company had purchases from Fytek of $1,025,000 compared to $1,066,000 in 2001. Burke Mills does not guarantee any debt for it's joint venture, Fytek. Financial information for Fytek is as follows:


                             STATEMENT OF INCOME
                     (In thousands of U.S. dollars)(Unaudited)

                                    3rd Quarter             Nine Months
                                    -----------              ----------
                                  2002        2001          2002     2001
                                  ----        ----          ----     ----

Net Sales                        $  993      $1,403       $3,092    $4,314

Gross Profit (Loss)                 (56)         15           (7)      171
Income (Loss) from continuing
   operations                       (32)         42           49       159

Income (Loss) before taxes          (32)         42           49       159

Provision/credit for income tax     (16)          6            0        46
                                  -------     ------      -------   -------
 Net Income (Loss)               $  (16)     $   36      $    49     $ 113
                                  =======     ======      =======   =======



                                BALANCE SHEET
                        (In thousands of U.S. dollars)

                                            September 28,   December 31,
                                               2002            2001
                                              ------          ------
     ASSETS
Current assets                                 $2,820         $3,137
Non-current assets                                196            166
                                               ------         ------
  Total Assets                                 $3,016         $3,303
                                               ======         ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             1,417         1,694
Non-current liabilities                             0             0
                                                -----         -----
  Total Liabilities                             1,417         1,694
Shareholders equity                             1,599         1,609
                                                -----         -----
Total Liabilities & Shareholders' Equity       $3,016        $3,303
                                               ======        ======

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (continued) (Unaudited)


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------
In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 2002 or for the thirty-nine weeks ended September 28, 2002.


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirty-nine week periods ended September 28, 2002, and September 29, 2001.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------
2002 Compared to 2001
---------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks          Thirty-Nine Weeks
                                       Ended                     Ended
                                  --------------------      -------------------
                                 Sept. 28  Sept. 29       Sept. 28   Sept. 29
                                   2002      2001           2002       2001
                                   ----      ----           ----       ----
Net Sales                          100.0%   100.0%         100.0%     100.0%
  Cost of Sales                     95.9     91.3           92.0       91.3
                                   ------   ------         ------     ------
  Gross Profit                       4.1      8.7            8.0        8.7
  Selling, General, Administrative
         and Factoring Costs         8.8      7.3            8.3        7.1
                                    -----    -----          -----      -----
  Operating Earnings (Loss)         (4.7)     1.4           (0.3)       1.6
  Interest Expense                   0.6      0.9            0.6        1.0
  Other (Income) - net              (0.4)    (0.4)          (0.3)      (0.1)
                                    -----    -----          -----      -----
  Income (Loss) before
         Income Taxes               (4.9)     0.9           (0.6)       0.7
  Equity in Net Earnings (Loss)
     of Affiliate                   (0.1)     0.2              0        0.2
  Income Taxes (Credit)              3.0      0.2           (0.3)       0.2
                                    -----    -----          -----      -----
Net Income (Loss)                   (2.0)%    0.9%          (0.3)%      0.7%
                                    =====    =====          =====      =====


                        THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002
                 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001

Net Sales
---------
Net sales for the thirteen week period decreased by 24.4% to $6,997,000 compared to $9,255,000 in 2001. Pounds shipped decreased by 20.7%, while average sales prices decreased by 4.7%. Average sales prices decreased as a result of a very competitive business environment and sales mix. The Company has not lost any major customers, but as a result of a weak textile economy and competition with imports, the Company's customers have experienced a decrease in sales.


Cost of Sales and Gross Margin
------------------------------
Cost of sales for the third quarter decreased by $1,737,000 or 20.6% compared to the third quarter of 2001. The Company was able to reduce material cost by 24.7%, direct labor cost by 35.6%, and overhead cost by only 12%.

As a result of a decrease in sales by 24.4% and a decrease in cost of sales by only 20.6%, the Company experienced a decline in gross margin to 4.1% versus 8.7% in the third quarter of 2001.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses decreased by $44,000 or 7% compared to the third quarter of 2001. In the weak business environment, the Company is maintaining a strong sales effort.


Factor's Charges
----------------
Factor's charges were .4% of sales compared to .4% of sales in the third quarter of 2001. There has been no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense decreased by $40,000 or 47.7% as a result of lower existing interest rates and a lower average long-term debt.


Interest Income
---------------
Interest income decreased by $7,000 or 35.8% primarily as a result of lower existing interest rates.


Equity in Net Earnings (Losses) of Affiliate
---------------------------------------------
The Company recorded a loss of $8,000 from Fytek, S.A. De C.V., its joint venture in Mexico, compared to an income of $18,000 for the third quarter of 2001. Year to date income of $25,000 was offset by a valuation allowance of $33,000. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997. Also see Note 13.


Income (Loss) before Provision for Income Taxes
-----------------------------------------------
For the thirteen weeks ended September 28, 2002 the Company recorded a loss of $342,000. As discussed above, the loss was primarily due to a decrease in sales volume.


Provision (Credit) for Income Taxes
------------------------------------
Due to the loss before taxes, the Company recorded a credit of $213,000 for taxes.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)
             THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 COMPARED TO
                   THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001

2002 Compared to 2001

Net Sales
--------
Net sales for the thirty-nine week period decreased by 16.8% to $24,165,000 compared to $29,056,000 in 2001. Pounds shipped decreased by 12.1%, while average sales prices decreased by 5.4%. Average sales prices decreased as a result of a very competitive business environment and sales mix. The Company has not lost any major customers, but as a result of a weak textile economy and competition with imports, the Company's customers have experienced a decrease in sales.

Cost of Sales and Gross Margin
------------------------------
Cost of sales for the thirty-nine weeks decreased by $4,286,000 or 16.2% compared to 2001. The Company was able to reduce material cost by 17.1%, direct labor cost by 29.5%, and overhead cost by only 10.8%.

As a result of a decrease in sales by 16.8% and a decrease in cost of sales by only 16.2%, the Company experienced a decline in gross margin to 8.0% versus 8.7% in 2001.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses decreased by $30,000 or 1.5% compared to 2001. In the weak business environment, the Company is maintaining a strong sales effort.


Factor's Charges
----------------
Factor's charges were .4% of sales compared to .4% of sales in 2001. There has been no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense decreased by $168,000 or 54.6% as a result of lower existing interest rates and a lower average long-term debt.


Interest Income
---------------
Interest income decreased by $24,000 or 39.3% primarily as a result of lower existing interest rates.


Equity in Net Earnings (Losses) of Affiliate
---------------------------------------------
The Company recorded a loss of $8,000 from Fytek, S.A. De C.V., its joint venture in Mexico, compared to an income of $56,000 in 2001. Year to date income of $25,000 was offset by a valuation allowance of $33,000. The Company's share of net earnings and losses is 50%. Fytek began operations in the fourth quarter of 1997. Also see Note 13.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)


Income (Loss) before Provision for Income Taxes
-----------------------------------------------
For the thirty-nine weeks ended September 28, 2002 the Company recorded a net loss of $66,000. As discussed above, the loss was primarily due to a decrease in sales volume.


Provision (Credit) for Income Taxes
------------------------------------
Due to the loss before taxes, the Company recorded a credit of $91,000 for taxes.


Liquidity and Capital Resources
-------------------------------
The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. At September 28, 2002, the Company had $2,274,000 due from its factor of which $2,036,000 matures on October 18, 2002. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank and under which the Company may borrow up to $3,000,000 for the acquisition of production machinery. The Company borrowed $3,000,000 from the Line of Credit and converted the Line of Credit to long-term debt on February 29, 2000 (see Note 8).

The Company's working capital at September 28, 2002, aggregated $6,694,000 representing a working capital ratio of 3.4 to 1 compared with a working capital of $6,810,000 at December 29, 2001, and a working capital ratio of 3.1 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities)discloses the following at September 28, 2002:

         Cash, cash equivalents and receivables...........     $6,467,000
         Current liabilities..............................      2,786,000
                                                                ---------

         Excess of quick assets over current liabilities...    $3,681,000

The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

During the thirty-nine weeks of 2002, the Company acquired and made deposits on new machinery and equipment of approximately $821,000 as set forth in the accompanying Statement of Cash Flows. For the balance of 2002, the Company anticipates the acquisition of machinery and equipment of approximately $179,000 which, together with the acquisitions and deposits on acquisitions incurred to September 28, 2002, will aggregate an anticipated acquisition of new machinery of approximately $1,000,000 in 2002. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the thirty-nine weeks ended September 28, 2002, to $3,394,000 from $4,144,000 at December 29, 2001. See accompanying Statement of Cash Flows.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


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


Item 3 - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------
The Company has not purchased any instruments or entered into any arrangements resulting in market risk to the Company for trading purposes or for purposes other than trading purposes.


Item 4 - Controls and Procedures
---------------------------------
A.     Evaluation of Disclosure Controls and Procedures:

       The Company's President (COO) and other officers are constantly evaluating the Company's disclosure controls and procedures, as these controls and procedures are important to the operations of the Company as well as meeting public reporting requirements.

B.     Changes in Internal Controls:

       There are no significant changes in internal controls or in other factors that could significantly affect the controls subsequent to September 28, 2002.

                                BURKE MILLS, INC.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on 8-K

         (a)  Reports  on Form 8-K -

                  No report on Form 8-K has been filed during the thirteen weeks ended September 28, 2002.

                                BURKE MILLS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 BURKE MILLS, INC.

Date:    November 8, 2002                  By:   Humayun N. Shaikh  /s
-----    ----------------                        ---------------------
                                                 Humayun N. Shaikh
                                                 Chairman and CEO
                                                 (Principal Executive Officer)

Date:    November 8, 2002                  By:   Thomas I. Nail    /s
-----    ----------------                        ---------------------
                                                 Thomas I. Nail
                                                 President and COO
                                                (Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

         I, Humayun N. Shaikh, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Burke Mills, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 8, 2002                    Humayun N. Shaikh    /s
----------------                    ----------------------------
Date                                Humayun N. Shaikh
                                    Chairman and CEO
                                    (Principal Executive Officer)

         I, Thomas I. Nail, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Burke Mills, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or peration of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 8, 2002                    Thomas I. Nail    /s
----------------                    ---------------------
Date                                Thomas I. Nail
                                    President and COO
                                    (Principal Financial Officer)

         CERTIFICATION PURSUANT TO 906 OF THE SARBANES-OXLEY ACT OF 2002



The undersigned Chief Executive Officer of Burke Mills, Inc., (the Issuer) hereby certifies that the foregoing periodic report containing financial statements of the issuer fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 USC 78m or 78o(d)) and that the information contained in the foregoing report fairly presents, in all material respects, the financial condition and results of operations of the issuer.



Date:    November 8, 2002           Humayun N. Shaikh     /s
         ----------------           ------------------------
                                    Humayun N. Shaikh
                                    Chairman and CEO


         CERTIFICATION PURSUANT TO 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned Chief Financial Officer of Burke Mills, Inc., (the Issuer) hereby certifies that the foregoing periodic report containing financial statements of the issuer fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 USC 78m or 78o(d)) and that the information contained in the foregoing report fairly presents, in all material respects, the financial condition and results of operations of the issuer.



Date:   November 8, 2002            Thomas I. Nail     /s
        ----------------            ---------------------
                                    Thomas I. Nail
                                    President and COO
                                    (Chief Financial Officer)