Form 10-K
period 2002-12-28
BURKE MILLS INC
filed 2003-03-27
CIK 15486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year Ended
                                December 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price on as of the last business day of the registrant's most recently completed second fiscal quarter) was $1,458,751.

The number of shares outstanding of the registrant's only class of common stock as of March 3, 2003 is 2,741,168 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement related to the annual meeting of shareholders of the Company scheduled for May 20, 2003, which is to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report.

                                BURKE MILLS, INC.
                                     PART I

ITEM 1 - BUSINESS
------------------
(a) General Development of Business - The Company's general development of business consisted of improving operating performance in all areas of the Company, maintaining sales in a down economy, and strengthening its balance sheet.

During 2002, the Company experienced a very weak textile economy causing a very competitive market, a shrinking customer base, and an erosion in customer credit quality. The Company's customers were affected by the weak economy and also by competition from imports.

The Company made major improvements in efficiencies and reduced labor and overhead cost. On-time deliveries were improved and there was a major decrease in inventory. As a result of the improvements, the Company improved its balance sheet and is poised for any market recovery.

(b) Financial Information about Industry Segments - The Company had only one industry segment during the fiscal year ended December 28, 2002.

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

The dollar amount of backlog of unshipped orders as of December 28, 2002 was $1,017,000 and as of December 30, 2001 was $2,425,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or canceled in the future.

The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 58 days. On average, the Company turns its inventory approximately 5 to 7 times each year. The Company meets its delivery schedules on a consistent on-time basis, and has a ready supply of raw materials from suppliers. For the fiscal year ended December 28, 2002, approximately 3% of the Company's sales were from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers to return merchandise except where the merchandise is defective.

                             BURKE MILLS, INC.PART I

------------------------------
The Company rarely extends payment terms to its customers beyond sixty (60) days and has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

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

The Company believes its manufacturing operations are in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such changes. Compliance by the Company during the fiscal year ended December 28, 2002 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings, or the competitive position of the Company.

During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was report to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The cost of monitoring will be approximately $31,000 per year.

On, February 20, 2003, the Company had 167 employees. The Company's yarn division is its only division. During the fiscal year ended December 28, 2002, sales to one customer, Quaker Fabric Corporation, exceeded ten percent of the Company's revenue. The loss of this customer would have a material adverse effect on the Company in the short run, but the Company believes that it would be able to replace the business within a reasonable time.

The Company owns 49.8% of the stock and 50% of the voting control of Fytek, S.A. de C.V. (Fytek), a Mexican corporation with its principal place of business in Monterrey, Mexico. The other shareholders in Fytek are Fibras Quimicas, S.A., a Mexican Corporation, and Teijin, Inc., a Japanese company. The purpose of Fytek is the manufacture and marketing of yarns. The Company acquires yarn from Fytek, and Fytek markets and distributes yarn in Mexico, Central America and South America. Fytek began production in the fourth quarter of 1997.

(d) Financial Information about Geographic Areas. For each of the last three fiscal years of the Company, revenues of the Company from external customers is as follows:

                             BURKE MILLS, INC.PART I


     Country of Domicile        2002             2001           2000

                    Mexico    $567,000        $  231,000    $  322,000
                    Canada      66,000         1,340,000     1,896,000
                    Honduras   221,000           786,000       294,000
                    Nicaragua      -0-               -0-        37,000
                    Barbados   140,000           673,000        29,000
                             ----------      ------------   ----------
       Total..........        $994,000        $3,030,000    $2,578,000


The basis for attributing revenues from external customers to individual countries is payment by country of domicile on invoices from the Company. The
Company does not have any long-lived assets, long-term customer relationships with a financial institution, mortgage and other servicing rights, deferred policy acquisition costs or deferred tax assets located in any foreign country.

The Company does not deem material any risks attendant to foreign operations through its investment in Fytek due to the minimal amount of revenue produced for the Company by Fytek.

(e)      Available Information.  No report required.

(f)      Reports to Securities Holders.  No report required.

(g) Enforceability of Civil Liabilities Against Foreign Persons. No report required.


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

The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven (7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended December 28, 2002 are as follows:
                                       Pounds/Year 2002
     Department                  Capacity         Utilization
     ----------                  --------         -----------
     Winding Machines            16,934,000          21%
     Texturing Machines           1,152,050          27%
     Dyeing Equipment            25,800,000          41%

                             BURKE MILLS, INC.PART I

ITEM 3. LEGAL PROCEEDINGS
--------------------------
The Company is not presently involved in any legal proceedings other than ordinary, routine litigation incidental to the business of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II
                                      -----

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------
(a) The principal United States (or other) market in which the Company's common stock is being traded is the Nasdaq over-the-counter market bulletin board. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two fiscal years ended December 31, 2002, and on the latest practicable date (as obtained from Commodity Systems, Inc.) is as follows:

                  Quarter Ending
                     2002                  High Bid         Low Bid
                  ------------             --------         --------
                  March 31                 $0.92            $0.40
                  June 30                  $1.62            $0.51
                  September 30             $1.30            $1.15
                  December 31              $1.40            $0.64

                  Quarter Ending
                     2001                  High Bid         Low Bid
                  ------------             --------         --------
                  March 31                  $0.25           $0.13
                  June 30                   $0.34           $0.05
                  September 30              $0.60           $0.25
                  December 31               $0.60           $0.41

                  February 28,  2003        $0.61           $0.61

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) As of March 5, 2003 there were 369 holders of record of the common stock of the Company.

(c) The Company has declared no dividends on its common stock during the past two fiscal years.

(d) Securities Authorized For Issuance Under Equity Compensation Plans. No equities securities of the Company are authorized for issuance under equity compensation plans.


ITEM 6. SELECTED FINANCIAL DATA
--------------------------------
The following selected financial data set forth for the five fiscal years ended December 28, 2002 have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.

                                BURKE MILLS, INC.
                                     PART II

ITEM 6. SELECTED FINANCIAL DATA (continued)
--------------------------------
                                   (in thousands except per share data)
                                               Years Ended
                                   ----------------------------------------
                                  Dec. 28  Dec. 29   Dec. 30  Jan. 1   Jan. 2
                                   2002     2001      2000     2000     1999
                                   ----     ----      ----     ----     ----
SELECTED INCOME STATEMENT DATA
  Net Sales                      $29,990  $37,194   $39,456   $42,840  $42,169
  Cost of Sales                   27,968   33,711    37,123    38,779   37,825
                                 -------   -------   -------  -------  -------
  Gross Profit                   $ 2,022  $ 3,483   $ 2,333   $ 4,061  $ 4,344
                                 -------   -------   -------   ------   ------
  Income (loss) before income
     taxes                       $  (641) $   487   $(1,390)  $ (300)  $ 1,087
  Income Taxes (credit)             (322)     172      (540)     (98)      383
                                 -------   -------   -------  -------  -------
  Net Income (loss)              $  (319) $   315   $  (850)  $ (202)  $   704
                                 =======   =======   =======  =======  =======
  Per Share (Note A)
    Net income (loss)            $  (.12) $   .11   $  (.31)  $ (.07)  $   .26
                                 ========  =======   =======  =======  =======
Cash dividends declared
         Per common share          None      None      None     None     None
                                 =======   =======   =======  =======  =======
  Weighted average number
    of common shares outstanding   2,741     2,741     2,741    2,741    2,741
                                 =======   =======   =======  =======  =======


SELECTED CASH FLOW DATA
  Capital expenditures           $   888   $   388   $   631  $ 4,640  $ 2,162
                                 =======   =======   =======  =======  =======
   Depreciation                  $ 2,055   $ 2,203   $ 2,332  $ 1,839  $ 1,744
                                 =======   =======   =======  =======  =======
  Cash provided by
    operating activities         $ 2,110   $ 4,301   $ 1,386  $    74  $ 1,926
                                 =======   =======   =======  =======  =======


SELECTED BALANCE SHEET DATA
  Current assets                $ 8,670    $10,132   $ 9,161  $ 9,988  $11,213
  Current liabilities             2,482      3,322     3,503    4,381    3,383
                                  ------     -----     -----    -----    -----
  Working capital               $ 6,188    $ 6,810   $ 5,658  $ 5,607  $ 7,830
                                 =======   =======   =======  =======   ======
  Current ratio                    3.49       3.05      2.62     2.28     3.31
                                   ====       ====      ====     ====     ====
  Total assets                  $20,225    $22,803   $23,994  $25,995  $24,311
                                 =======   =======   =======  =======  =======
  Long-term debt                $ 2,920    $ 4,098   $ 5,241  $ 5,551  $ 4,563
                                 =======   =======   =======  =======  =======
  Deferred income taxes         $ 1,735    $ 1,977   $ 2,159  $ 2,122  $ 2,221
                                 =======   =======   =======  =======  =======
  Shareholders' equity          $13,088    $13,406   $13,091  $13,941  $14,144
                                 =======   =======   =======  =======  =======

(A) Income per share has been computed based on the weighted average number of common shares outstanding during each period.

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
The following table sets forth selected operating data of the Company as percentages of net sales for the periods indicated.

                                        Relationship to Total Revenue
                                             For the Year Ended
                                       ------------------------------
                                        Dec. 28   Dec. 29    Dec. 30
                                         2002      2001       2000
                                         ----      ----       ----
Net Sales                                100.0%    100.0%     100.0%
Cost of Sales                             93.3      90.6       94.0
Gross profit margin                        6.7       9.4        6.0
                                        -------   -------    -------
Selling, general, administrative and
  factoring expenses                       8.6       7.4        8.2
                                        -------   -------    -------
Operating earnings/(loss)                 (1.8)      2.0       (2.2)
Other income                               0.3       0.2        0.3
Other expenses                            (0.6)     (1.0)      (1.9)
                                         ------    ------    -------
Income (loss) before income taxes and
  net equity in affiliates                (2.1)      1.2       (3.8)
Income taxes (credit)                     (1.1)      0.5       (1.3)
                                        -------   -------    -------
                                          (1.0)      0.7       (2.5)
Equity in Net Earnings Of Affiliate        0.1       0.1        0.3
                                        -------    ------   -------
Net income (loss)                         (1.1)      0.8%      (2.2)%
                                        =======    =======   =======


Results of Operations: 2002 Compared to 2001
--------------------------------------------
Net Sales
----------
Net sales for 2002 decreased to $29.9 million from $37.2 million in 2001 or 19.4%. The decline in sales was due to lower customer demand, primarily in the third and fourth quarters of 2002. The Company has not lost any major customers, but as a result of a weak textile economy and competition with imports, the Company's customers have experienced a decrease in sales.

Cost of Sales and Gross Margin
-------------------------------
Cost of sales for 2002 decreased to $27.9 million compared to $33.7 million in 2001 or 17.0%.

Material cost decreased $4,182,000 or 19% primarily as a result of lower sales. Material cost decreased 19% while net sales decreased by 19.4%.

Direct labor decreased by 30.8%. The Company's direct labor decreased primarily as a result of increased volume in direct yarns (there is no winding process), more efficient utilization of labor, and lower sales volume.

Overhead cost decreased by 9.2%. Large reductions were realized in repairs and maintenance ($162,113 or 33.2%), indirect labor ($30,287 or 35.7%).

Inasmuch as net sales decreased by 19.4% and cost of sales decreased by 17.0%, the 2002 gross margin decreased to 6.7%, compared to 9.4% in 2001.

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Results of Operations:  2002 Compared to 2001 (continued)
--------------------------------------------
Selling, General and Administrative Expenses
---------------------------------------------
Selling, general and administrative expenses for 2002 aggregated $2.5 million as compared to $2.6 million in 2001.


Factor's Charges
-----------------
Factor's charges as a percentage of sales were 0.4% for 2002 and 0.4% for 2001. There was no change in the factor's agreement.


Interest Expense
-----------------
Interest expense decreased by $189,300 or 51.6% primarily due to lower existing interest rates and a lower average long-term debt.


Interest Income
----------------
Interest income decreased by $25,423 or 34.4% primarily due to lower existing rates.


Other Net Income
----------------
Other net income increased $13,670 from 2001 due to an increase in leases and rents.


Gain (Loss) on Disposal of Equipment
------------------------------------
The loss on disposal of equipment of $5,144 was primarily due to the retirement of the outdated computer equipment.


Equity in Net Earnings of Affiliate
-----------------------------------
The Company's Mexican joint venture, Fytek, recorded a loss of ($8,300) after valuation reserve, compared to earnings of $34,000 in 2001. The joint venture only began operations in November of 1997.

Fytek sales in 2002 was $3,827,000 with income before taxes of $306,000, and after tax income of $228,000. The balance at the end of 2002 in Fytek's stockholders equity was $1,797,000 compared to $1,753,000 at the end of 2001. For conservative purposes the Company is taking a valuation reserve against the equity investment in Fytek. (See Note 10.)


Provision for Income Taxes
---------------------------
Provision for income taxes for 2002 aggregated a tax credit of $322,400 compared to a tax provision of $172,000 in 2001. Tax credit for 2002 arose from a pre-tax loss of $633,000.

                                BURKE MILLS, INC.
                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Results of Operations:  2001 Compared to 2000
---------------------------------------------

Net Sales
----------
Net sales for 2001 decreased to $37.2 million from $39.5 million in 2000 or 5.8%. The decline in sales was primarily due to lower customer demand, primarily in the first quarter of 2001.


Cost of Sales and Gross Margin
-------------------------------
Cost of sales for 2001 decreased to $33.7 million compared to $37.1 million in year 2000 or 9.2%.

Material cost decreased $1,039,000 or 4.5% primarily as a result of lower sales. Material cost decreased 4.5% while net sales decreased by 5.8%.

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

Fytek sales in 2001 was $5,383,000 with income before taxes of $101,000, and after tax income of $68,000. The balance at the end of 2001 in Fytek's stockholders equity was $1,753,000. For conservative purposes the Company is taking a valuation reserve against the equity investment in Fytek. (See Note 10.)

Provision for Income Taxes
---------------------------
Provision for income taxes for 2001 aggregated $172,000 compared to a tax credit of $540,000 in 2000 based on the loss before income taxes for that fiscal year.


Results of Operations 2002 - 1999 Sales Analysis
-------------------------------------------------
The table below sets forth an analysis of sales volume for the period 1999 to 2002, inclusive. It discloses that full yarn sales prices decreased from a high of $3.13 per pound in 1999 to $2.67 in 2002. Unit prices for commission sales have varied based on mix and market conditions.

The decrease in full yarn average sales prices is a result of a shift from dyeing and winding yarn on cones to dyeing and direct shipping which began in 1996, and competitive pressure on pricing.

                                                    % of       Sales $
                                     % of         Pounds of    Per
                                   Net Sales      Yarn Sold    Pound
 2002:
     Yarn sales                       97%            97%       $2.67
     Commission sales                  3%             3%        2.60
                                     ----           ----
            Total                    100%           100%
                                     ====           ====

2001:
     Yarn sales                       97%            97%       $2.73
     Commission sales                  3              3         3.47
                                     ----           ----
            Total                    100%           100%
                                     ====           ====

2000:
     Yarn sales                       96%            93%       $3.01
     Commission sales                  4              7         1.55
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
1999:
     Yarn sales                       95%            92%       $3.13
     Commission sales                  5              8         1.94
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
Page 10 of 33

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. At December 28, 2002, the Company had $1,669,000 due from its factor which matures on January 21, 2003. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank and under which the Company may borrow up to $3,000,000 for the acquisition of production machinery. The Company borrowed $3,000,000 from the Line of Credit and converted the Line of Credit to long-term debt on February 29, 2000 (see Note 7).

The Company had inventories of $2,096,000 as of December 28, 2002. The Company's average inventories aggregated approximately $2,925,000 for 2002, representing approximately 58 days inventory on hand. The Company's inventories turn approximately 5 to 7 times each year.

The Company's working capital at December 28, 2002 decreased by approximately $462,000 primarily as a result of a reduction in inventories of $1,124,000. The working capital of the Company and its line of credit with its bank are deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:
                                      2002         2001         2000
                                      ----         ----         ----
     Working Capital                $6,187,981  $6,810,000    $5,658,000
     Working Capital Ratio           3.49 to 1   3.05 to 1     2.62 to 1

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at December 28, 2002 and December 29, 2001:

                                    December 28       December 29
                                       2002              2001
                                       ----              ----
     Cash, cash equivalents
           and receivables          $6,460,000        $6,816,000
     Current liabilities             2,482,000         3,322,000
                                     ---------         ---------
     Excess of quick assets
         over current liabilities   $3,978,000        $3,494,000
                                    ==========        ==========

The aggregate long-term debt at December 28, 2002 and December 29, 2001 was $4,098,000 and $5,277,000 respectively. In order to finance the acquisition of new property, plant and equipment of $6,372,000 in 1995, and $4,640,000 in 1999, the Company incurred a long-term debt of $6,000,000 in 1996, $2,000,000 in 1999, and $1,000,000 in 2000 as more fully described in Note 7 of Notes to Financial Statements. Pursuant to an agreement with its bank, the obligation had no principal maturities until February 1998. Thereafter, principal payments of $62,500 are payable monthly for ninety-six (96) consecutive months. The $3,000,000 obligation principal maturities began February 24, 2000, and is payable at $35,714 monthly for eighty-four (84) consecutive months.

During 2002, the Company acquired and made deposits on new machinery and equipment of approximately $888,000 as set forth in the accompanying statement of cash flows. The Company financed its capital from cash provided from operations and bank financing.

                                BURKE MILLS, INC.
                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Liquidity and Capital Resources (continued)
-------------------------------
The Company's long-term debt to equity ratios aggregated 22.3% at December 28, 2002, 30.6% at December 29, 2001, and 40.0% at December 30, 2000.

Planned capital budget expenditures are estimated at $700,000 for 2003. The Company plans to finance its capital needs from cash provided from operations and bank financing.

Contractual Obligations
-----------------------
The following is a summary of the Company's known contractual obligations as of the latest fiscal year end on December 28, 2002.

                                     Payments due by period
                          ----------------------------------------------
                                    Less                                 More
                                    than 1        1-3         3-5        than 5
                         Total      year         years       years       years
                         -----      ------      ------       -----       -----
Contractual Obligations

Long-Term Debt
   Obligations         $4,098,000  $1,179,000  $2,848,000   $ 71,000     $ -0-

Operating Lease
   Obligations         $ 48,586    $ 24,293    $ 24,293     $            $

Purchase Obligations   $  3,450    $  3,450    $            $            $



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

                                BURKE MILLS, INC.
                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
-------------------------------------------------------------------
Inflation (continued)
----------
The Company is experiencing increased costs for property and liability insurance and in officer and director insurance as a result of inflationary insurance markets, which were also negatively impacted from the events of September 11, 2001.


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

                                BURKE MILLS, INC.
                                     PART II

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

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
FAX: (212) 972-9605                                    FAX: (201)368-9069



                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors of
Burke Mills, Inc.

We have audited the accompanying balance sheets of Burke Mills Inc. as of December 28, 2002, and December 29, 2001, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with U.S. generally accepted accounting principles.

Cole, Samsel & Bernstein LLC
Certified Public Accountants

Lodi, New Jersey
January 24, 2003

                                BURKE MILLS, INC.
                                     PART II
                                  BALANCE SHEET

                                               December 28    December 29
                                                  2002           2001
                                                  ----           ----
             ASSETS
Current Assets
  Cash and cash equivalents                    $4,191,173     $4,144,340
  Accounts receivable                           2,269,089      2,671,324
  Inventories                                   2,095,863      3,220,194
  Prepaid expenses, taxes, and other
    current assets                                114,000         96,087
                                                ----------    ----------
Total Current Assets                            8,670,125     10,131,945
                                                ==========    ==========

Equity Investment in Affiliate                    612,275        620,592
                                                ----------    ----------

Property, plant & equipment - at cost          31,161,672     30,962,533
  Less: accumulated depreciation               20,939,167     19,564,639
                                               ----------     ----------
       Property, Plant and Equipment- Net      10,222,505     11,397,894
                                               ----------     ----------
Other Assets
  Deferred income taxes                           703,200        606,800
  Deferred charges and other                       16,575         45,769
                                               ----------     ----------
Total Other Assets                                719,775        652,569
                                               ----------     ----------
                                              $20,224,680    $22,803,000
                                              ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt         $1,178,571    $ 1,178,571
  Accounts payable                              1,097,131      1,720,067
  Accrued salaries and wages                      100,848        253,582
  Other liabilities and accrued expenses          105,595        168,790
  Income taxes payable                                -0-            503
                                                ----------     ----------

        Total Current Liabilities               2,482,145      3,321,513

Long-Term Debt                                  2,919,643      4,098,214
Deferred Income Taxes                           1,735,400      1,977,000
                                               ----------     ----------
Total Liabilities                               7,137,188      9,396,727
                                               ----------     ----------
Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding - 2,741,168 shares   1,809,171      1,809,171
  Paid-in capital                                3,111,349      3,111,349
  Retained earnings                              8,166,972      8,485,753
                                                ----------     ----------
         Total Shareholders' Equity             13,087,492     13,406,273
                                                ----------     ----------
                                               $20,224,680    $22,803,000
                                               ===========    ===========

See notes to financial statements.

                                BURKE MILLS, INC.
                                     PART II
                            STATEMENTS OF OPERATIONS

                                              Years Ended
                                 ----------------------------------------
                                December 28    December 29   December 30
                                   2002           2001          2000
                                   ----           ----          ----
Net Sales                       $29,989,912    $37,194,240   $39,456,009
                                -----------    -----------   -----------

Costs and Expenses
  Cost of Sales                 $27,967,612    $33,711,559   $37,122,514
  Selling, general and
    administrative expenses       2,454,973      2,593,320     3,067,594
  Factor's charges                  122,032        155,843       155,151
                                -----------    -----------   -----------
  Total Costs and Expenses       30,544,617     36,460,722    40,345,259
                                -----------    -----------   -----------
Operating Earnings (Loss)          (554,705)       733,518      (889,250)
                                -----------    -----------   -----------
Other Income
  Interest income                    48,378         73,801        74,531
  Gain on disposal of
    property assets                  (5,144)       (10,265)       22,051
  Other, net                         56,523         42,853        23,058
                                -----------    -----------   -----------
           Total Other Income        99,757        106,389       119,640
                                -----------    -----------   -----------
Other Expenses
  Interest expense                  177,916        367,250       592,280
  Loss on disposal of
    property assets                      -             -              -
  Other, net                             -          19,787       158,707
                                -----------    -----------   -----------

Total Other Expenses                177,916        387,037       750,987
                                -----------    -----------   -----------

Income (Loss) Before Provision (credit)
   for income taxes and equity in
   net earnings of affiliate       (632,864)       452,870    (1,520,597)

Provision (Credit)
   for Income Taxes                (322,400)       171,949      (539,578)
                                -----------    -----------   -----------
Income (Loss) Before Equity in
  Net Earnings of Affiliate        (310,464)       280,921      (981,019)

Equity in Net Earnings of
    Affiliate                        (8,317)        33,864       131,000
                                -----------     ----------   -----------
Net Income (Loss)               $  (318,781)    $  314,785   $  (850,019)
                                ============    ==========   ===========

Net Earnings (Loss) per share   $      (.12)    $       .11  $     (.31)
                                ============   ============  ===========

Weighted Average Common
  Shares Outstanding              2,741,168      2,741,168     2,741,168
                                 ===========    ===========   ===========


See notes to financial statements.

                                BURKE MILLS, INC.
                                     PART II
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED December 28, 2002

                                   Common Stock
                                   No Par Value
                                   Stated Value
                                   $.66 Per Share
                                   5,000,000 Shares
                                     AUTHORIZED

                                                                    Total
                     Shares                 Paid-In     Retained   Shareholders
                     Issued     Amount      Capital     Earnings    Equity
                     ------     ------      -------     --------    ------
Balance at Jan. 1,
   2000              2,741,168  $1,809,171 $3,111,349   $9,020,987 $13,941,507

Net Income (loss)
   for the year ended
   Dec. 30, 2000      -              -          -         (850,019)   (850,019)
                     ----------  ---------- ----------  ----------   ----------
Balance at Dec. 30,
   2000             2,741,168  $1,809,171  $3,111,349  $8,170,968  $13,091,488

Net Income
   for the year ended    -          -          -          314,785      314,785
   Dec. 29, 2001    ----------  ---------- ----------   ----------   ----------

 Balance at        $2,741,168  $1,809,171  $3,111,349  $8,485,753  $13,406,273
   Dec. 29, 2001

Net Income
   for the year ended    -       -          -           $ (318,781) $ (318,781)
   Dec. 28, 2002    ----------  ---------- ----------   ----------   ----------

Balance at
   Dec. 28, 2002    $2,741,168  $1,809,171  $3,111,349  $8,166,972  $13,087,492
                    ==========  ==========  ==========  ==========  ===========


See notes to financial statements.

                                BURKE MILLS, INC.
                                     PART II
                            STATEMENTS OF CASH FLOWS

                                                       Years Ended
                                            -----------------------------------
                                             Dec. 28      Dec. 29     Dec. 30
                                              2002         2001         2000
                                              ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                        $  (318,781)  $ 314,785   $ (850,019)
                                            ----------   ----------  ----------
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                             2,055,226   2,203,324    2,331,632
(Gain) loss on sales of plant & equipment
      including loss on disposals                5,143      15,179      (22,051)
    Deferred income taxes                     (338,000)    144,700     (539,578)
    Equity in net earnings of affiliate          8,317     (33,864)    (131,000)
Changes  in  assets  and  liabilities:
      Accounts receivable                      402,235     416,745      707,450
      Inventories                            1,124,331   1,413,784      428,316
      Prepaid expenses, taxes & other
        current asset                          (17,913)     37,624      404,269
    Other non-current assets                    29,194     (29,194)     101,527
    Accounts payable                          (622,936)   (177,241)  (1,031,909)
    Accrued salaries & wages                  (152,734)     33,520       19,152
    Other liabilities and accrued expenses     (63,699)    (38,510)     (32,137)
Income taxes payable                               -0-         503          -0-
                                            ----------   ---------    ---------
        Total adjustments                    2,429,164   3,986,570    2,235,671
                                            ----------   ---------    ---------

Net cash provided by operating activities    2,110,383   4,301,355    1,385,652
                                            ----------   ---------    ---------

Cash flows from investing activities:
  Acquisition of property, plant
      and equipment                          (887,679)    (387,520)    (631,445)
  Proceeds from sales of plant
      and equipment                             2,700       68,000      101,500
 Investment in affiliate                          -0-          -0-          -0-
                                            ----------   ----------  ----------

Net cash (used) by investing activities      (884,979)    (319,520)    (529,945)
                                           -----------   ----------   ----------

Cash flows from financing activities:
  Proceeds from long-term bank note               -0-          -0-    1,000,000
  Principal payments of long-term debt     (1,178,571)   (1,142,857) (1,142,858)
                                           -----------   ----------- -----------
Net cash provided (used) by financing
  activities                               (1,178,571)   (1,142,857)   (142,858)
                                           -----------   ----------- -----------
Net increase (decrease) in cash and
  cash equivalents                             46,833     2,838,978     712,849
Cash & cash equivalents at beginning
  of year                                   4,144,340     1,305,362      592,513
                                           ----------    ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR   $4,191,173    $4,144,340   $1,305,362
                                           ==========    ==========   ==========

See notes to financial statements.

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Accounting period - The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 2002, 2001, and 2000 ended on December 28, December 29, and December 30, respectively. The three fiscal years consisted of 52 weeks.

Revenue recognition - Revenues from sales are recognized at the time shipments are made to the customer. Related shipping and handling costs are included in cost of sales.

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


NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE
----------------------------------------
The Company is engaged in texturing, twisting, winding, dyeing, processing and selling of filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

With respect to its operations, the Company's products and its services for others on a commission basis are sold and/or performed for customers primarily located in the territorial limits of the United States.

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE (continued)
----------------------------------------------------
                 The Company had foreign sales as follows:

                    Country           2002             2001         2000
                    -------           ----             ----         ----
                    Mexico            1.89%             .62%         .82%
                    Canada             .22%            3.60%        4.8%
                    Honduras           .74%            2.11%         .74%
                    Nicaragua          .0%              .0%          .09%
                    Barbados           .47%            1.81%         .07%
                                      ----             ----         ----
       Total..........                3.32%            8.14%        6.52%

Other than sales as shown above, the Company had no other sales in foreign markets during the three year period ended December 28, 2002. For the three year period ended December 28, 2002, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

In connection with sales to major customers, one customer exceeded 10% of the Company's sales during each of the three years ended December 29, 2001. For the purpose of this determination, sales to groups of companies under common control have been combined and accounted for as sales to individual companies. The following table gives information with respect to these customers:

                                                              % of
           2002                      Amount                 Net Sales
           ----                      ------                 ---------
         Customer 1              $     *                       --
         Customer 2                    *                       --
         Customer 3               10,729,000                 35.8%

                                                              % of
           2001                      Amount                 Net Sales
           ----                      ------                 ---------
         Customer 1              $     *                       --
         Customer 2                    *                       --
         Customer 3               11,200,000                 30.1

                                                              % of
           2000                      Amount                 Net Sales
           ----                      ------                 ---------
         Customer 1              $ 5,608,000                   14.2
         Customer 2                    *                        --
         Customer 3                5,541,000                   14.0

*Less than 10%

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE
--------------------------------
Accounts receivable comprise the following:

                                     December 28         December 29
                                        2002                2001
                                        ----                ----
     Due from factor on
          regular factoring account   $1,669,000         $2,070,000
     Non-factored accounts
          receivable                     600,000            601,000
                                      ----------          ---------
               Total                  $2,269,000         $2,671,000
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

The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the average maturity of the receivables sold (as defined), it is required to pay interest to the factor on these advances. The Company incurred no interest costs during 2002 and 2001, inasmuch as it borrowed no funds from its factor during these years.

The Company's factor is collateralized by the accounts receivable sold to the factor, and the factor has filed a UCC-1 to evidence ownership of the receivables and to separate the receivables from the Company's creditors. No interest in inventory, other than returned goods, has been granted to the factor under the factoring contract.

On April 1, 2002, the Company began using the credit insurance of the Export-Import Bank of the United States on qualified export sales. Annual exposure will be limited to $15,000 in total on these export sales.


NOTE 4 - INVENTORIES
----------------------
Inventories are summarized as follows:

                                     December 28,      December 29,
                                        2002              2001
                                        ----              ----
     Finished & in process          $1,359,000         $2,263,000
     Raw materials                     445,000            635,000
     Dyes & chemicals                  203,000            208,000
     Other                              89,000            114,000
                                    ----------         ----------
     Total                          $2,096,000         $3,220,000
                                    ==========         ==========

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
------------------------------------------
Major classifications of property, plant and equipment are as follows:

                              December 28, 2002        December 29, 2001
                              ------------------       ----------------
                                     Accumulated                Accumulated
                            Cost     Depreciation     Cost      Depreciation
                            ----     ------------     ----      ------------

Land                     $   156,425  $   --       $  156,425   $     --
Land improvements            182,913      107,291     182,913       100,972
  Building & improvements  6,385,441    4,839,589   6,385,441     4,691,487
  Plant machinery &
    equipment             23,300,323   15,111,127  22,577,821    13,525,915
  Office equipment           955,624      769,285   1,476,498     1,114,440
  Automotive equipment       180,946      111,875     183,435       131,824
                           ---------   ----------  ----------    ----------
Total                    $31,161,672  $20,939,167 $30,962,533   $19,564,638
                         ===========  =========== ===========   ===========


NOTE 6 - LINE OF CREDIT LOAN
--------------------------------
Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. The Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. During 2002 the Company had no borrowings from its factor.

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

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (continued)
-----------------------------------
The annual principal maturities of long-term debt at December 28, 2002 are as follows:

                  Current portion                       $  750,000
                  2004                    $  750,000
                  2005                       750,000
                  Thereafter                  62,500     1,562,500
                                           ---------     ---------
                                                        $2,312,500

Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714 plus interest at the floating LIBOR rate plus 1.90%. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at December 28, 2002 based on the current amount owned are as follows:

                 Current Portion                         $  428,571
                 2004                    $  428,571
                 2005                       428,571
                 2006                       428,571
                 Thereafter                  71,430       1,357,143
                                            -------       ---------
                                                         $1,785,714


NOTE 8 - OTHER LIABILITIES AND ACCRUED EXPENSES
----------------------------------------------
Other liabilities and accrued expenses consist of the following:

                                       December 28     December 29
                                         2002           2001
                                         ----            ----
Employee insurance                     $ 70,000       $ 70,000
Payroll taxes payable                     4,000         70,000
Other                                    32,000         29,000
                                        --------      --------
       Total                           $106,000       $169,000
                                       =========      ========


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

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (contd.)
----------------------
    The items that comprise deferred tax assets and liabilities are as follows:
                                               Dec. 28       Dec. 29
                                                2002          2001
                                                ----          ----
Deferred tax assets:
  Alternative minimum taxes paid            $  349,000     $  349,000
Net operating loss carryover                   342,700        247,600
Charitable contributions carryover              11,500         10,200
                                              ---------      ---------
                                            $  703,200     $  606,800
                                             ==========     ==========
Deferred tax liabilities:
  Accelerated depreciation for
     tax purposes                            1,725,000     $1,972,300
  Undistributed earnings of foreign
     affiliate, net of tax credit               10,400          4,700
                                             ---------      ---------
                                            $1,735,400     $1,977,000
                                            ==========     ==========

Provision for taxes consist of:
                                           Dec. 28       Dec. 29      Dec.30
                                            2002          2001         2000
                                            ----          ----         ----
Current:
     Federal                             $    -         $   -       $      -
     State                                    -             -              -
Deferred                                  (322,400)      171,949     (539,578)
                                           -------       --------     -------
    Total                                $(322,400)     $171,949    $(539,578)
                                          =========     =========    =========

The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:
                                                 Years Ended
                                   -----------------------------------------
                                    December 28   December 29     December 30
                                      2002           2001            2000
                                      ----           ----            ----
Income (loss) before income taxes
   (credit)                         $(641,180)    $  452,870     $(1,520,597)
Federal income taxes                    34%            34%            34%
                                     --------      ----------      ---------
Computed taxes (credit) at maximum
     statutory tax                   (218,001)       154,000        (517,003)
State income taxes (credit), net of
     Federal income tax benefits      (50,886)            --         (23,885)
Total adjustment for foreign
     affiliate earnings                   -0-         17,949           1,310
Adjustment for deferred income taxes  (53,513)
Prior year tax examination and other       --            --               --
                                     ---------       ---------     ---------
     Provision for income taxes    $ (322,400)      $ 171,949     $ (539,578)
                                     =========       =========     =========

The net operating loss carryforward is $889,000 expiring 2019-2022. The tax effect at the maximum tax rate would be $302,300.

The Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years.

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. Due to the Mexican economy, sales are down. Since repatriation of cash is not expected from the joint venture, the Company believes it is prudent to record a valuation allowance for Fytek. This allowance amounts to $113,400 year-to-date 2002. The Company had purchases from Fytek of $1,357,212 compared to $1,325,000 in 2001. Burke Mills does not guarantee any debt for it's joint venture, Fytek. Financial information for Fytek is as follows:

                             Statement of Income
                         (In thousands of U.S. Dollars)

                                           December 31
                                         ---------------
                                         2002        2001
                                         ----        ----
Net Sales                               $3,827      $5,383
Gross Profit                               680         497
Income from operating income               208         129
Income before income taxes                 306         101
Income taxes                               (78)        (33)
                                          ----        ----
Net income                              $  228       $  68
                                         =====       =====

                               Balance Sheet
                       (In thousands of U.S. Dollars)

                                                December 31
                                              ---------------
                                              2002       2001
                                              ----       ----
Current assets                               $2,448    $3,137
Non-current                                     139       167
                                               ----      ----
Total assets                                 $2,587    $3,304
                                             ======    ======

Current liabilities                          $  788    $1,551
Non-current liabilities                           2       -0-
                                             ------    ------
Total liabilities                            $  790    $1,551

Stockholder's equity                          1,797     1,753
                                             ------    ------
Total liabilities and stockholder's equity   $2,587    $3,304
                                             ======    ======

NOTE 11 - STATEMENTS OF CASH FLOWS
----------------------------------
FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest was $178,000 in 2002, $367,000 in 2001, and $592,000 in 2000. The
Company had no cash payments for income taxes in 2002 compared to $12,000 cash payments during 2001, and no cash payments during 2000 for income taxes. The company received $23,000 for a refund in 2000.

NOTE 12 - RENTAL EXPENSES AND LEASE COMMITMENTS
-----------------------------------------------
Rental expenses under all lease commitments for the three fiscal years ended December 28, 2002, aggregated $53,000, $40,000, and $45,000, respectively.

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - RENTAL EXPENSES AND LEASE COMMITMENTS (continued)
-----------------------------------------------
Minimum commitments under terms of all non-cancelable leases, which consist only of leased equipment, are as follows as of December 28, 2002:

                    2003                   $24,293
                    2004                   $24,293


NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------
                    (in thousands of dollars except for per share amounts)
                                                    QUARTER
                                      ------------------------------------
  2002                                 First     Second     Third    Fourth
  ----                                 -----     ------     ------   ------
  Net sales                           $ 8,976   $ 8,191    $ 6,997  $ 5,825
  Cost of sales                         7,919     7,610      6,710    5,728
  Gross profit                          1,057       581        287       97
  Net income (loss)                       288      (217)      (138)    (252)
  Net income (loss) per common share  $   .11   $  (.08)    $ (.05)  $ (.09)


  2001                                 First     Second    Third     Fourth
  ----                                 -----     ------    ------    ------
  Net sales                          $ 9,428    $10,372   $ 9,255   $ 8,139
  Cost of sales                        8,827      9,251     8,447     7,186
  Gross profit                           601      1,121       808       953
  Net income (loss)                     (113)       220        85       123
  Net income (loss) per common share    (.04)       .08       .03       .04


  2000                                 First     Second    Third     Fourth
  ----                                 -----     ------    ------    ------
  Net sales                           $11,058   $10,457   $ 9,279   $ 8,662
  Cost of sales                        10,361     9,681     8,958     8,123
  Gross profit                            697       776       321       539
  Net income (loss)                      (186)      (68)     (247)     (349)
  Net income (loss) per common share  $  (.07)  $  (.02)  $  (.09)  $  (.13)


NOTE 14 - EMPLOYEE BENEFIT PLAN
-----------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution in 2002, 2001, or 2000.


NOTE 15 - CONCENTRATIONS OF CREDIT RISK
--------------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse

                                BURKE MILLS, INC.
                                     PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15 - CONCENTRATIONS OF CREDIT RISK (continued)
----------------------------------------
basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At December 28, 2002, the Company had $1,669,000 due from its factor which matures on January 21, 2003. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


NOTE 16 - OTHER COMMITMENTS
------------------------------
a) The Company and Titan Textile Company, Inc., signed an agreement which became effective April 1, 1999, whereby the Company sold its friction texturing equipment to Titan and in turn will purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements exceeds 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when POY prices increase or decrease by 5% or more.

b) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was report to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The cost of monitoring will be approximately $31,000 per year.


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


                                BURKE MILLS, INC.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------
The information required for Part III of this report (Items 10-13) is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the annual meeting of shareholders scheduled for May 20, 2003, involving the election of directors, which is expected to be filed not later than 120 days after the end of the fiscal year covered by this report.

                                BURKE MILLS, INC.
                                    PART III


ITEM 14.  CONTROLS AND PROCEDURES
----------------------------------
Within the 90 days prior to the date of this report, the Company's chief executive officer and chief financial officer with the participation of other person's in the Company's management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedure. The term "disclosure controls and procedures" means the controls and other procedures of the Company that are designed to insure that information required to be disclosed by the Company in its reports to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its chief executive officer and its chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports filed with the SEC by the Company. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

    (a) 1.  Report of Independent Certified Public Accountants.
            ---------------------------------------------------

The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II Item 8, are listed below:

                  Independent auditors' report

                  Balance sheets
                    December 28, 2002
                    December 29, 2001

                  Statements of operations
                    Year ended December 28, 2002
                    Year ended December 29, 2001
                    Year ended December 30, 2000

                  Statements of changes in shareholders' equity
                    Year ended December 28, 2002
                    Year ended December 29, 2001
                    Year ended December 30, 2000

                  Statements of cash flows
                    Year ended December 28, 2002
                    Year ended December 29, 2001
                    Year ended December 30, 2000

                  Notes to financial statements

                                BURKE MILLS, INC.
                                     PART IV



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

Date:March 27, 2003                          BURKE MILLS, INC.

                                        By: s/ Humayun N. Shaikh
                                            ----------------------
                                            Humayun N. Shaikh,
                                            Chairman of the Board
                                            (Principal Executive Officer)


Date: March 27, 2003                    By: s/ Thomas I. Nail
                                            -----------------------
                                            Thomas I. Nail
                                            President and COO
                                           (Principal Financial Officer)

                                BURKE MILLS, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2003                       By: s/Humayun N. Shaikh
                                                ---------------------------
                                                Humayun N. Shaikh, Director



Date: March 27, 2003                       By: s/Thomas I. Nail
                                               ---------------------------
                                               Thomas I. Nail, Director



Date: March 27, 2003                       By: s/Richard F. Byers
                                               ---------------------------
                                               Richard F. Byers, Director



Date: March 27, 2003                       By: s/William T. Dunn
                                               ---------------------------
                                               William T. Dunn, Director



Date: March 27, 2003                       By: s/Robert P. Huntley
                                               ---------------------------
                                               Robert P. Huntley, Director



Date: March 27, 2003                       By: s/Robert T. King
                                               ---------------------------
                                               Robert T. King, Director


Date: March 27, 2003                       By:  s/Aehsun Shaikh
                                                ---------------------------
                                                Aehsun Shaikh, Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

   I, Humayun N. Shaikh, certify that:

   1. I have reviewed this annual report on Form 10-K of Burke Mills, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            s/ Humayun N. Shaikh
Date: March 27, 2003                        ---------------------------
                                            Humayun N. Shaikh
                                            Chairman and CEO
                                           (Principal Executive Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------

   I, Thomas I. Nail, certify that:

   1. I have reviewed this annual report on Form 10-K of Burke Mills, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            s/ Thomas I. Nail
Date: March 27, 2003                        ---------------------------
                                            Thomas I. Nail
                                            President and COO
                                           (Principal Financial Officer)

       CERTIFICATION PURSUANT TO ss. 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned Chief Executive Officer of Burke Mills, Inc., (the "Issuer") hereby certifies that the foregoing periodic report containing financial statements of the issuer fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 USC 78m or 78o(d)) and that the information contained in the foregoing report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                           s/ Humayun N. Shaikh
Date: March 27, 2003                       ---------------------------
                                           Humayun N. Shaikh
                                           Chairman and CEO



       CERTIFICATION PURSUANT TO ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned Chief Financial Officer of Burke Mills, Inc., (the "Issuer") hereby certifies that the foregoing periodic report containing financial statements of the issuer fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 USC 78m or 78o(d)) and that the information contained in the foregoing report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                              s/ Thomas I. Nail
Date: March 27, 2003                          ---------------------------
                                              Thomas I. Nail
                                              President and COO
                                             (Chief Financial Officer)

                              FYTEK, S. A. DE C. V.
                             -----------------------
                             (a Mexican corporation)

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


                                    CONTENTS

                                                               Page

Report of independent accountants                               1

Financial statements:
Balance sheets                                                  2
Statements of income                                            3
Statements of changes in stockholders' equity                   3
Statements of cash flows                                        4


Notes to financial statements                                   4



REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------
Monterrey, N. L., March 13, 2003


To the Stockholders of Fytek, S. A. de C. V.

We have audited the accompanying balance sheets of Fytek, S. A. de C. V. as of December 31, 2002 and 2001, and the related statements of income, of changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the aforementioned financial statements, after the restatement described in Note 10, present fairly, in all material respects, the financial position of Fytek, S. A. de C. V. at December 31, 2002 and 2001, and the results of its operations, the changes in its stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

s/Alejandro Moreno A.
Alejandro Moreno A.
Pricewaterhouse Coopers

Page 1 of 11 (EX-99)

                              FYTEK, S. A. DE C. V.

                                 BALANCE SHEETS
                            Thousands of U.S. dollars

                                                  December 31,
                                                 ---------------
                                                  2002      2001
                                                  ----      ----
Assets:
Cash and cash equivalents                       $  623    $  325
Accounts receivable, net (Note 3)                1,095     1,959
Burke Mills, Inc. (Stockholder)                    147        89
Inventories, net (Note 4)                          583       764
                                                -------    ------
Total current assets                             2,448     3,137
Deferred income tax asset                                      1
Machinery and equipment, net (Note 7)              139       166
                                                -------   -------

Total assets                                    $2,587    $3,304
                                                ========  =======
Current liabilities:
Suppliers                                       $  274    $  515
Payable to related parties (Note 8)                385       894
Deferred income tax liability (Note 7)              61
Sundry creditors and accrued expenses               68       142
                                                 -------   ------
Total current liabilities                          788     1,551

Long-term liabilities:
Deferred income tax                                  2
                                                 -------   ------
Total liabilities                                  790     1,551
                                                 -------   ------
Stockholders' equity:
Capital stock                                      307       307
Retained earnings                                1,450     1,222
Cumulative translation adjustment                   40       224
                                                 ------    -----

Total stockholders' equity                       1,797     1,753
                                                 -----     -----

Total liabilities and stockholders' equity      $2,587    $3,304
                                                =======   =======

The accompanying notes are an integral part of these financial statements.


Page 2 of 11 (EX-99)

                              FYTEK, S. A. DE C. V.

                              STATEMENTS OF INCOME
                            Thousands of U.S. dollars

                                               Years ended
                                               December 31,
                                              ---------------
                                              2002       2001
                                              ----       ----
Net sales                                    $3,827     $5,383
Cost of sales                                (3,147)    (4,886)
                                             -------    -------
Gross margin                                    680        497
Selling, general and administrative
   expenses                                    (472)      (368)
                                             -------    -------
Operating income                                208        129
                                             -------    -------

Interest income                                   2          2
Interest expense                                 (1)       (10)
Exchange gain (loss), net                        84        (25)
                                              ------     ------
                                                 85        (33)
                                              ------     ------
                                                293         96
Other income, net                                13          5
                                              ------     ------
Income before income tax                        306        101
Income taxes, net (Note 7)                      (78)       (33)
                                              ------     ------
Net income                                     $228      $  68
                                              ======     =======

The accompanying notes are an integral part of these financial statements.


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            Thousands of U.S. dollars

                                             Cumulative            Cumulative
                        Capital   Retained   translation           comprehensive
                         Stock    Earnings   adjustment    Total     income
                        -------   --------   ----------   ------- --------------
Balances at
   December 31, 2000     $307     $1,154       $  142      $1,603    $1,152

Net income                            68                       68        68
Foreign currency translation
   adjustment                                      82          82        82
                                                                     -------
Comprehensive income                                                   150
                        -------   -------     -------      -------   -------
Balances at
   December 31, 2001      307      1,222         224       1,753     1,302

Net income                           228                     228       228
Foreign currency translation
   adjustment                                   (184)       (184)     (184)
                                                                    -------
Comprehensive income                                                    44
                        -------  -------      -------     -------   -------
Balances at
   December 31, 2002     $307     $1,450      $   40      $1,797    $1,346
                        =======   =======     =======     ======    =======

The accompanying notes are an integral part of these financial statements.

Page 3 of 11 (EX-99)

                              FYTEK, S. A. DE C. V.

                            STATEMENTS OF CASH FLOWS
                            Thousands of U.S. dollars

                                                     Years ended
                                                     December 31,
                                                    --------------
                                                    2002     2001
                                                    ----     ----

Net income                                         $ 228      $ 68
Adjustments to reconcile net income to net
cash provided by operating activities:
Allowance for doubtful accounts                      120        16
Depreciation                                           8         8
Deferred income taxes (Note 7)                        64        (6)

Changes in operating assets and liabilities:
Accounts receivable                                  290        913
Inventories                                          101        306
Related parties, net                                (508)      (861)
Suppliers                                           (196)      (186)
Sundry creditors and accrued expenses                195         36
                                                   ------     ------
Net cash provided by operating activities            302        294
                                                   ------     ------
Effect of exchange rate changes on
   cash and cash equivalents                         (4)          8
                                                   ------     ------
Increase in cash and cash equivalents                298        302
Cash and cash equivalents at
   beginning of the year                             325         23
                                                   ------     ------
Cash and cash equivalents at end of the year       $ 623      $ 325
                                                   ======     ======

Income tax paid                                    $  39      $ 212
Interest paid                                      $   1      $  10

The accompanying notes are an integral part of these financial statements.


                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

               (Thousands of U.S. dollars, except exchange rates)

NOTE 1 - INCORPORATION AND DESCRIPTION OF BUSINESS
---------------------------------------------------
Fytek, S. A. de C. V. (the "Company") is a company incorporated under the laws of Mexico. The Company is primarily engaged in manufacturing chemical fibers. For purposes of its operations the Company leases machinery and equipment from related parties (see Note 8). The Company has no employees and technical and administrative services are provided to it by a related party. The Company is owned 50.01% by Akra Teijin, S. A. de C. V. and 49.99% by Burke Mills, Inc.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP).
Page 4 of 11 (EX-99)

                              FYTEK, S. A. DE C. V.

Following is a summary of the most significant accounting policies:

a.   Basis of presentation
     ---------------------
     The records of the Company are maintained in Mexican pesos ("Ps." or "pesos"). The accompanying financial statements were derived from the Company's financial statements under accounting principles generally accepted in Mexico ("Mexican GAAP"). The financial statements under Mexican GAAP constitute a suitable basis for adjustment and translation into US dollars for purposes of expressing them in conformity with accounting principles generally accepted in the United States of America.

     Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

b.   Foreign currency transactions and translation
     ----------------------------------------------
     The Company's functional currency is the Mexican peso (Ps).

     The current method requires the translation of all assets and liabilities using the current year end exchange rate. Capital stock are to be translated at historical exchange rates and income statement components are translated at average rates. The effect of the difference between the exchange rate at the beginning and the end of the reporting periods is reflected as a component of other comprehensive income within stockholders' equity.

     Provided below is a summary of the year end and average exchange rates experienced during 2002 and 2001.

                                                           Ps per $
                                                           ------
     At December 31, 2002                  Year end        10.3125
     Year ended December 31, 2002          Average          9.6607
     At December 31, 2001                  Year end         9.1423
     Year ended December 31, 2001          Average          9.3409

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

e.   Machinery, equipment and depreciation (Note 5)
     ------------------------------------------------
     Machinery and equipment are stated at acquisition cost, and depreciated using the straight-line method over the estimated useful lives, at an annual rate of 4% (3.3% in 2001).

f.   Long lived assets
     -------------------
     The Company evaluates potential impairment loss relating to long-lived assets by assessing whether the unamortized carrying amount can be recovered over the remaining life of the assets through undiscounted

Page 5 of 11 (EX-99)

                              FYTEK, S. A. DE C. V.


     future expected cash flows generated by the assets and without interest charges. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell. Testing whether an asset is impaired and for measuring the impairment loss is performed for assets groupings at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.

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

h.   Revenue recognition
     --------------------
     The Company recognizes revenue when merchandise is delivered to customers and accepted. The allowance for returns and doubtful accounts is sufficient to cover any possible loss.

i.   Use of estimates
     --------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

j.   Comprehensive income
     --------------------
     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

k.   Concentration of credit risk
     ------------------------------
     The Company's financial statements do not include any financial instruments that represent a significant concentration of credit risk. Cash in banks are held by U. S. and Mexican financial institution are denominated in pesos and U. S. dollars.

Page 6 of 11 (EX-99)

                              FYTEK, S. A. DE C. V.

NOTE 3 - ACCOUNTS RECEIVABLE
-----------------------------
At December 31, this caption comprised the following:
                                                     2002        2001
                                                     ----        ----
Politel, S. A. de C. V.                            $  108      $  275
Vicza, S. A. de C. V.                                 221         202
Nova Distex, S. A. de C. V.                            21         186
Fariel, S. A. de C. V.                                260         182
Diltex, S. A. de C. V.                                 97         122
Bermatex, Inc.                                                      2
Other customers                                       557         640
Other accounts receivable                              42         441
                                                    -----       -----
                                                    1,306       2,050
Allowance for doubtful accounts                       211          91
                                                    -----       -----
                                                   $1,095      $1,959
                                                   =======     =======

NOTE 4 - INVENTORIES
--------------------
At December 31, this caption comprised the following:

                                                    2002         2001
                                                    ----         ----
Finished products                                  $ 537        $ 784
Work in process                                      181          285
Spare parts and others                                             69
                                                    ----         ----
                                                     718        1,138
Less - Allowance for slow-moving inventories         135          374
                                                    ----        -----
                                                   $ 583        $ 764
                                                   ======       ======


NOTE 5 - MACHINERY AND EQUIPMENT
--------------------------------
At December 31, this caption comprised the following:

                                                      2002       2001
                                                      ----       ----
Machinery and equipment                               $152       $170
Computer equipment                                       7          7
Construction in progress                                            1
                                                      ----       ----
                                                       159        178
Less - Accumulated depreciation                         20         12
                                                      ----       ----
                                                      $139       $166
                                                      =====      =====


NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------
As of December 31, 2002 and 2001 capital stock is variable with a fixed minimum of $6 and an unlimited maximum. At December 31, 2002 and 2001, the subscribed and paid-in nominal capital stock of $307, was represented by 24,450 Series "B" common, nominative shares of one hundred nominal pesos par value each.

Dividends paid from retained earnings which have not previously been taxed are subject to an income tax payable by the Company, which may be credited against the Company's taxable income in the three following years.

Page 7 of 11 (EX-99)

                              FYTEK, S. A. DE C. V.

NOTE 7 - INCOME TAX
--------------------
The components of income tax benefit (expense) for the years ended December 31, are as follows:

                                                       2002      2001
                                                       ----      ----
Current income tax expense                            ($ 14)    ($ 39)
Deferred income tax (expense) benefit                   (64)        6
                                                      ------    -----
                                                      ($ 78)    ($ 33)
                                                      ======    ======

The primary components of the deferred tax asset and liability at December 31, are as follows:
                                                      2002     2001
                                                      ----     ----

Inventory                                            ($187)    ($268)
Machinery and equipment                                 (2)
Allowance for doubtful accounts                        102        33
Accrued expenses and provision                          24        36
                                                      ------   ------
Net deferred income tax (liability) asset             ($63)     $  1
                                                      ======   ======

Net current deferred income tax asset                           $  1
                                                                =====
Net current deferred income tax liability             ($61)
                                                      ======

Net non-current deferred income tax liability         ($ 2)
                                                      ======


The following is a reconciliation of the statutory income tax rate to the effective income tax rate for the years ended December 31.

                                                      2002       2001
                                                      -----      -----
Income tax computed at statutory tax
   rate (35%)                                        ($107)     ($ 35)
                                                     ------     ------
Permanent differences:
Non-deductible items                                    (1)        (1)
Other permanent differences                                         5
Inflationary and translation adjustments                26         (2)
                                                      ------    ------
                                                       (82)       (33)
Effect of reduction on income tax
   statutory rate                                        4
                                                     ------     ------
Income tax expense                                   ($ 78)     ($ 33)
                                                     =======    =======

Page 8 of 11 (EX-99)

                              FYTEK, S. A. DE C. V.

NOTE 8 - BALANCES AND TRANSACTIONS WITH RELATED PARTIES
--------------------------------------------------------
Accounts payable with related parties at December 31, are as follows:

                                                      2002      2001
                                                      ----      ----
Fibras Quimicas, S. A. de C. V.                       $385      $894
                                                      =====     =====


The financial statements include the following significant transactions with related parties:
                                                      2002       2001
                                                      ----       ----
Sale of finished products                            $1,500     $1,389
Purchase of raw and other materials                  (1,787)    (2,908)


Administrative and technical services:
----------------------------------------
During the years ended December 31, 2002 and 2001 the Company accrued $1,079 and $1,336, respectively for administrative and technical services due to Fibras Quimicas, S. A. de C. V., an affiliated company of one of the shareholders.

Operating lease:
----------------
In November 1996, the Company entered into a five year lease agreements for buildings, machinery and equipment from one of its stockholders (Burke Mills) and an affiliated company (Fibras Quimicas, S. A. de C. V.), under non-cancellable operating lease agreements. These agreements expired in November 2001; however, during 2002 the Company kept paying rentals under the same terms. During the years ended December 31, 2002 and 2001, the Company paid rentals of $549, and $537, respectively, under the terms of these agreements.

Purchase and supply agreements:
--------------------------------
In 1996, the Company entered into a five year supply agreement with Burke Mills, Inc. to supply approximately $1,800, annually of polyester twisted yarn, beginning November 1997. This agreement expired in November 2001; however, during 2002 the Company kept supplying polyester twisted yarn under the same terms. During the years ended December 31, 2002 and 2001 the Company supplied $1,317 and $1,272, respectively, of polyester twisted yarn to Burke Mills Inc. At December 31, 2002 and 2001, the balances shown in the balance sheet correspond to these transactions.

In 1996, the Company entered into a five year supply agreement with Fibras Quimicas, S. A. de C. V. (an affiliated company) to purchase approximately $3,500, annually of polyester natural yarn, beginning in November 1997. This agreement expired in November 2001; however, during 2002 the Company kept supplying polyester natural yarn under the same terms. During the years ended December 31, 2002 and 2001 the Company acquired $1,144 and $1,837 respectively, of polyester natural yarn under the terms of this agreement.

During 2002 and 2001, the Company  purchased raw materials from Nylon de Mexico,
S. A. de C. V., subsidiary of a previous shareholder, for $591 and $917 respectively.

Page 9 of 11 (EX-99)

                              FYTEK, S. A. DE C. V.

Adjustment to related parties liabilities
------------------------------------------
During 2002, the Company entered into a negotiation of its commercial liabilities accrued as the end of preceding years with related parties. The Company reached an agreement about the balances with related parties and adjusted its liabilities as of December 31, 2002 and recorded a gain of $ 411 ($267 net of taxes), which is presented net of cost of sales. See deferred tax effect in note 10.


NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------
In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 140") which supersedes APB Opinion No. 16, "Business Combinations" and amends or supersedes a number of related interpretations of APB 16. The statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 addresses financial accounting and reporting for business combinations, eliminates the pooling-of-interests method of accounting for business combinations, and prescribes the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures in respects of business combinations. The adoption of SFAS 141 did not have a material effect on the financial statements.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business acquisition) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The adoption of SFAS 142 did not have a material effect on the financial statements.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the recognition of a liability for the legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction and (or) normal operation of the asset. The liability is recognized at fair value in the period in which it is incurred if a reasonable estimate of fair value can be made. A corresponding asset retirement cost is added to the carrying value of the long-lived asset and is depreciated to expense using a systematic and rational method over its useful life. SFAS 143 is effective for fiscal year beginning after June 15, 2002. Upon initial adoption, a liability is recognized for existing asset retirement obligations and the associated asset retirement cost is capitalized as an increase to the carrying value of the asset. The recognized liability and asset are adjusted for cumulative accretion and accumulated depreciation, respectively, from the time period when the asset retirement obligation would have originally been recognized had this statement been in effect to the date of initial adoption. The cumulative effect of initial adoption of SFAS 143 is recorded as a change in accounting principle. Management is currently evaluating the impact that the adoption of SFAS 143 will have on the financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairnment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, but resolves a number of implementation issues and establishes a single accounting model for assets to be disposed of. SFAS 144 also retains the requirements to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity

Page 10 of 11 (EX-99)

                              FYTEK, S. A. DE C. V.

that either has been disposed of by sale, abandonment or distribution to owners or is classified as held for sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and their interim periods. The provisions of SFAS 144 for long-lived assets to be disposed of by sale or otherwise are effective for disposal activities initiated after the effective date of SFAS 144 or after its initial application. The adoption of SFAS 144 did not have a material effect on the financial statements.


NOTE 10 - RESTATEMENT OF PRIOR YEAR INCOME TAX AMOUNTS
------------------------------------------------------
The deferred tax asset and liability as of December 31, 2000 and 2001 have been restated due to the previous omission of a taxable temporary difference related to certain accruals established in 1998, which under Mexican tax law, are deductible when paid.

The retained earnings and deferred tax asset and liability as of December 31, 2000 and 2001 before and after the restatement are as follows:

                                                2001
                                    ------------------------------
                                    Reported as
                                    originally          As restated
                                    -----------         -----------


Retained earnings                     $1,078              $1,222
                                       =====               =====

Net deferred tax (liability) asset   ($ 143)              $   1
                                      ======               =====

                                                  2000
                                      ------------------------------
Retained earnings                     $1,010              $1,154
                                      ======              ======

Net deferred tax liability           ($  149)             ($  5)
                                     ========             ======


Page 11 of 11  (EX-99)