Form 10-Q
period 2003-03-29
BURKE MILLS INC
filed 2003-05-13
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 29, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X__


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 2, 2003, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                               BURKE MILLS, INC.
                                     INDEX

PART  I - FINANCIAL INFORMATION                              Page Number
                                                             -----------
     Item 1 - Financial Statements
     -------
                  Condensed Balance Sheets
                     March 29, 2003 and December 28, 2002         3


                  Condensed Statements of Operations and
                    Retained Earnings
                    Thirteen Weeks Ended March 29, 2003
                    and March 30, 2002                            4


                  Statements of Cash Flows
                    Thirteen Weeks Ended March 29, 2003
                    and March 30, 2002                            5


                  Notes to Condensed Financial Statements         6
---------------------------------------------------------

     Item 2 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations      12
---------------------------------------------------------

     Item 3 - Quantitative and Qualitative Disclosures About      15
              Market Risk
---------------------------------------------------------

     Item 4 - Controls and Procedures                             15
-------------------------------------------------------


Part II -  OTHER INFORMATION

     Item 1 - Legal Proceedings                                   16

     Item 2 - Changes in Securities and Use of Proceeds           16

     Item 3 - Defaults Upon Senior Securities                     16

     Item 4 - Submission of Matters to a Vote of Security         16
              Holders

     Item 5 - Other Information                                   16

     Item 6 - Exhibits and Reports on Form 8-K                    16
---------------------------------------------------------

SIGNATURES and CERTIFICATIONS                                     16-18

EXHIBIT INDEX                                                     19

EXHIBIT                                                           20

                               BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS
                                                 March 29,      December 28,
                                                  2003             2002
                                               (Unaudited)       (Note A)
                                               -----------     -----------
        ASSETS
Current Assets
  Cash and cash equivalents                  $  3,780,006       $ 4,191,173
  Accounts receivable                           2,737,609         2,269,089
  Inventories                                   2,806,445         2,095,863
  Prepaid expenses, taxes and other
     current assets                               240,576           114,000
                                              -----------        -----------
                  Total Current Assets          9,564,636          8,670,125
                                              -----------        -----------

Equity Investment in Affiliate                    612,275            612,275
                                              -----------        -----------
Property, Plant and Equipment - at cost        31,222,608         31,161,672
  Less:  Accumulated depreciation              21,451,096         20,939,167
                                              -----------        -----------
Property, Plant and Equipment - Net             9,771,512         10,222,505
                                              -----------        -----------
Other Assets
  Deferred income taxes                           703,200            703,200
  Deferred charges and other                       58,744             16,575
                                              -----------        -----------
Total Other Assets                                761,944            719,775
                                              -----------        -----------
Total Assets                                  $20,710,367        $20,224,680
                                              ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt        $ 1,178,571       $ 1,178,571
  Accounts payable                              1,823,478         1,097,131
  Accrued salaries, wages and vacation pay        174,491           100,848
  Other liabilities and accrued expenses          204,469           105,595
  Income taxes payable                               -0-                -0-
                                              -----------        -----------
                  Total Current Liabilities     3,381,009          2,482,145

Long-term Debt                                  2,625,000          2,919,643
Deferred Income Taxes                           1,735,400          1,735,400
                                              -----------        -----------
                  Total Liabilities             7,741,409          7,137,188
                                              -----------        -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -  2,741,168 shares  1,809,171          1,809,171
    Paid-in capital                             3,111,349          3,111,349
    Retained earnings                           8,048,438          8,166,972
                                              -----------        -----------

                 Total Shareholders' Equity    12,968,958         13,087,492
                                              -----------        -----------
Total Liabilities & Shareholders' Equity      $20,710,367        $20,224,680
                                              ===========        ===========

Note A: The December 28, 2002, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.
Page 3 of 20

                         BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                                 Thirteen Weeks Ended
                                                 --------------------
                                                March 29,      March 30,
                                                  2003           2002
                                                  ----           ----

Net Sales                                     $6,619,994      $8,976,145
                                              ----------      ----------
Costs and Expenses
  Cost of Sales                                6,119,934       7,919,250
  Selling, General and
    Administrative Expenses                      639,043         698,736
  Factor's Charges                                23,991          35,482
                                              ----------      ----------
Total Costs and Expenses                      $6,782,968       8,653,468
                                              ----------      ----------
Operating Earnings (Loss)                       (162,974)        322,677
                                              ----------      ----------
Other Income
   Interest Income                                 7,167           9,441
   Gain on Disposal of Property Assets               -0-             325
   Other, net                                     16,802             397
                                              ----------      ----------
         Total                                    23,969          10,163
                                              ----------      ----------

Other Expenses
  Interest Expense                                32,566          51,775
  Other, net                                         -0-          (7,308)
                                              ----------      ----------
         Total Other Expenses                     32,566          44,467
                                              ----------      ----------

Income (Loss) before Income Taxes and Equity
    in Net Earnings of Affiliate                (171,571)        288,373
Provision (Credit) for Income Taxes               53,038             -0-
                                               ----------      ----------

Income (Loss) before Equity in Net Earnings
    of Affiliate                                (118,533)        288,373
Equity in Net Earnings of Affiliate                   -0-            -0-
                                               ----------     ----------
Net Income (Loss)                               (118,533)        288,373
Retained Earnings at Beginning of Period       8,166,972       8,485,753
                                              ----------      ----------

Retained Earnings at End of Period            $8,048,438      $8,774,126
                                              ==========      ==========
Earnings (Loss) Per Share                     $    (0.04)     $     0.11
                                              ==========      ==========

Dividends Per Share of Common Stock                None           None
                                              ===========    ===========
Weighted Average Common Shares Outstanding      2,741,168      2,741,168
                                              ===========    ===========
See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Thirteen Weeks Ended
                                                   -----------------------
                                                   March 29,      March 30,
                                                    2003            2002
                                                  ---------       ---------
Cash flows from operating activities
  Net Income  (Loss)                             $ (118,533)      $ 288,373
                                                  ----------     ----------

  Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
        Depreciation                            $   511,929       $ 520,778
        (Gain) on Sale of plant and equipment,
             including loss on disposal                -0-              375
        Equity in earnings of affiliate                -0-             -0-
        Deferred income taxes                          -0-          (93,500)
        Changes in assets and liabilities:
          Accounts receivable                      (468,520)     (1,126,530)
          Inventories                              (710,582)        208,249
          Prepaid expenses, taxes & other
             current assets                        (126,576)       (118,408)
        Other non-current assets                    (42,170)            -0-
        Accounts payable                            726,347         754,333
        Accrued salaries, wages & vacation pay       73,643         (75,247)
        Other liabilities and accrued expenses       98,874          41,720
        Income taxes payable                           -0-           93,491
                                                  ---------       ---------

                         Total Adjustments           62,945         205,261
                                                  ---------       ---------

Net cash provided (used) by operating activities    (55,588)        493,634
                                                   ---------      ---------
Cash flows from investing activities:
   Acquisition of property, plant and
        equipment                                   (60,936)       (459,469)
   Proceeds from sale of plant & equipment              -0-            -0-
   Investment in affiliate                              -0-            -0-
                                                   ---------      ---------
Net cash (used) by investing activities             (60,936)       (459,469)
                                                   ---------      ---------
Cash flows from financing activities:
   Principal payments of long-term debt            (294,643)       (330,358)
   Proceeds from long-term bank note                    -0-            -0-
                                                   ---------       --------

Net cash (used) by financing activities            (294,643)       (330,358)
                                                   ---------       --------
Net (decrease) in cash and cash equivalents        (411,167)       (296,193)

Cash and cash equivalents at beginning of year    4,191,173       4,144,340
                                                  ---------      ----------

CASH AND EQUIVALENTS AT END OF FIRST QUARTER     $3,780,006      $3,848,147
                                                 ==========      ==========
See notes to condensed financial statements

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ended December 27, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2002.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended March 29, 2003 and March 30, 2002 was $32,000, and $52,000 respectively. The Company had no cash payments for the thirteen weeks ending March 29, 2003 and March 30, 2002 for income taxes.


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


NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------
     Accounts receivable are comprised of the following:
                                                March 29,        December 28,
                                                  2003              2002
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $1,957,620         $1,668,786
       Non-factored accounts
         receivable...............               779,988            600,302
                                               ---------         ----------
                                              $2,737,608         $2,269,088
                                              ==========         ==========
Page 6 of 20

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:
                                                March 29,       December 28,
                                                  2003              2002
                                                  ----              ----
     Finished and in process....              $1,577,000         $1,359,000
     Raw materials..............                 940,000            445,000
     Dyes and chemicals.........                 203,000            203,000
     Other......................                  86,000             89,000
                                               ---------          ---------
     Total                                    $2,806,000         $2,096,000
                                              ==========         ==========


NOTE 7 - LINE OF CREDIT
------------------------
Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. The Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of March 29, 2003 the Company had no borrowings from its factor.


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

As of the end of the Company's first fiscal quarter on March 29, 2003, the Company was in violation of a covenant in the loan agreement with its bank with respect to the required ratio of cash flow to debt service. The loan agreement requires a ratio of 1.25 to 1. The Company's ratio on this date was 1.13 to 1. The Company has discussed with its bank a waiver of this violation or amendment of the requirement in the loan agreement. Discussions continue with the bank.

The Company's bank has informed the Company that the bank has assigned its loan to the bank's special asset group. Although the consequences of this action are

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 8 - LONG-TERM DEBT (continued)
-----------------------------------
not at this time totally clear, it may be necessary for the Company, among other actions, to accelerate a number of its monthly installment payments to the bank or to find a new lender. The Company is evaluating its options at this time.

The annual principal maturities of long-term debt at March 29, 2003 are as follows:

                  Current portion                        $  750,000
                  2004/2005                $750,000
                  2005/2006                 625,000
                                                          1,375,000
                                           ---------      ---------
                                                         $2,125,000

Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714, plus interest at the floating LIBOR rate plus 1.9%. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at March 29, 2003 based on the current amount owned are as follows:

                         Current Portion                 $  428,571
                         2004/2005        $ 428,571
                         2005/2006          428,571
                         2006/2007          392,858
                                                          1,250,000
                                            -------       ---------
                                                         $1,678,571


NOTE 9 - INCOME TAXES
---------------------
The  Company  uses the  liability  method  as  required  by FASB  statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items which comprise deferred tax assets and liabilities are as follows:

                                              March 29       Dec. 28
                                                2003           2002
                                                ----           ----
Deferred tax assets:
  Alternative minimum taxes paid            $  349,000      $  349,000
Net operating loss carryover                   342,700         342,700
Charitable contributions carryover              11,500          11,500
                                              ---------      ---------
                                            $  703,200      $  703,200
                                             ==========     ==========
Deferred tax liabilities:
  Accelerated depreciation for
     tax purposes                            1,725,000       1,725,000
  Undistributed earnings of foreign
     affiliate, net of tax credit               10,400          10,400
                                             ---------       ---------
                                            $1,735,400      $1,735,400
                                            ==========      ==========

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 9 - INCOME TAXES (continued)
---------------------
                                           Thirteen Weeks Ended
                                           --------------------
                                          March 29,     March 30,
Provision (credit) for income taxes         2003          2002
                                            ----          ----
        consists of:
        Deferred                        $                  ---
        Federal                            49,400          ---
        State                               3,700          ---
                                         ---------       -------
                                        $  53,100        $ ---
                                         =========       ========

The net operating loss carryforward from a prior year is $889,000 expiring 2019/2022. The tax effect at the maximum tax rate is $302,300. The Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years.


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended March 29, 2003 and March 30, 2002.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At March 29, 2003, the Company had $1,958,000 due from its factor of which $1,616,000,000 matured on April 16, 2003. Upon maturity, the funds are automatically transferred by the factor to the Company's bank. One of the Company's customers accounts for more than 10% of the Company's sales in 2002 and the first quarter of 2003.


NOTE 12 - COMMITMENTS
---------------------
a) The Company and Titan Textile Company, Inc., signed an agreement which became effective April 1, 1999, whereby the Company sold its friction texturing equipment to Titan and in turn will purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements exceeds 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when POY prices increase or decrease by 5% or more.

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 12 - COMMITMENTS (continued)
---------------------
b) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was report to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The cost of monitoring will be approximately $31,000 per year.


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. Due to the Mexican economy, sales are down. Accounts receivable are also declining. Since repatriation of cash is not expected from the joint venture, the Company believes it is prudent to record a valuation allowance for Fytek. This allowance amounts to $125,700. $12,300 was recorded in the first quarter. During the thirteen weeks, the Company had purchases from Fytek of $243,000 compared to $332,000 in 2002. Burke Mills does not guarantee any debt for it's joint venture, Fytek. Financial information for Fytek is as follows:



                               STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                                   1st Quarter
                                                   -----------
                                                2003        2002
                                                ----        ----
Net Sales                                    $  649       $1,002

Gross Profit                                     32            7

Income from continuing
   operations                                    37          (16)

Income before taxes                              37          (16)

Provision (credit) for income tax                12          (16)
                                             -------      -------
Net Income                                   $   25        $ (-0-)
                                             =======      ========

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


                                 BALANCE SHEET
                         (In thousands of U.S. dollars)

                                                March 31,     March 31,
                                                 2003           2002
                                              (Unaudited)    (Unaudited)
                                              -----------    -----------
     ASSETS
Current assets                                 $2,269         $3,155
Non-current assets                                187            181
                                               -------        -------
  Total Assets                                 $2,456         $3,336
                                               =======        =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $  607         $1,667
Non-current liabilities                            55            -0-
                                               -------        -------
  Total Liabilities                            $  662         $1,667

Shareholders equity                            $1,794         $1,669
                                               -------        -------
Total Liabilities & Shareholders' Equity       $2,456         $3,336
                                               =======        =======


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------
In 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and such adoption did not have any effect on the financial statements for 2002 or for the thirteen weeks ended March 29, 2003.


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended March 29, 2003, and March 30, 2002.

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------
2003 Compared to 2002
---------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                                     Thirteen Weeks Ended
                                                    ----------------------
                                                    March 29,     March 30,
                                                     2003           2002
                                                    ------         ------
Net Sales                                           100.0%         100.0%
Cost of Sales                                        92.4           88.2
                                                    ------         ------
Gross Profit                                          7.6           11.8
  Selling, General, Administrative
     and Factoring Costs                             10.1            8.2
                                                    ------         ------
  Operating Earnings (Loss)                          (2.5)           3.6
  Interest Expense                                   (0.5)           0.6
  Other (Income) - net                                0.4           (0.2)
                                                    ------         ------
  Income (Loss) before Income Taxes                  (2.6)           3.2
  Equity in Net Earnings (Loss) of Affiliate           -0-           -0-
  Income Taxes (Credit)                               0.8            -0-
                                                    ------         ------
Net Income (Loss)                                    (1.8)           3.2%
                                                    ======         ======
Page 12 of 20

                                BURKE MILLS INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)
                         THIRTEEN WEEKS ENDED March 29, 2003
                 COMPARED TO THIRTEEN WEEKS ENDED March 30, 2002

Net Sales
---------
Net sales for the thirteen weeks ended March 29, 2003 decreased by 26.3% to $6,619,000 compared to $8,976,000 for the first quarter of 2002. Pounds shipped decreased by 24.3% compared to 2002, while average sales prices decreased by 2.5%. Average sales prices decreased as a result of a very competitive business environment and sales mix. The Company has not lost any major customers, but as a result of a weak textile economy and competition with imports, the Company's customers have experienced a decrease in sales.


Cost of Sales and Gross Margin
------------------------------
Cost of sales for the first quarter decreased by $1,799,000 or 22.7% compared to the first quarter of 2002. The company was able to reduce material cost by 29.2%, direct labor cost by 27.2%, and overhead cost by 15.6%. Although total cost of sales decreased as a result of lower volume and cost savings, fuel oil, natural gas, health claims, and repairs increased in the aggregate by $222,000.

As a result of a decrease in sales by 26.3% and a decrease in cost of sales by only 22.7%, the Company experienced a decline in gross margin to 7.6% versus 11.8% in the first quarter of 2002.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses for the first quarter of 2003 decreased by $59,700 or 8.5%. In the weak business environment, the company is continuing to maintain a strong sales effort.


Factor's Charges
----------------
Factor's charges were .4% of net sales compared to .4% in 2002. There was no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense for the first quarter decreased $19,200 or 37.1% primarily due to a lower average long-term debt.


Interest Income
---------------
Interest income for the first quarter of 2003 decreased as a result of lower interest rates earned.


Equity in Net Earnings (Loss) of Affiliate
------------------------------------------
The Company recorded a gain of $12,300 from Fytek, S.A. De C.V., its joint venture in Mexico, compared to no gain for the first quarter of 2002. Year to date income of $12,300 was offset by a valuation allowance of $12,300. The Company's share of net earnings and losses is 49.8%. Fytek began operations in the fourth quarter of 1997. Also see Note 13.


Income (Loss) Before Provision for Income Taxes
-----------------------------------------------
For the thirteen weeks ended March 29, 2003 the Company recorded a loss of $(118,533). As discussed above, the loss was primarily due to a decrease in sales volume.

                                BURKE MILLS INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

Provision (Credit) for Income Taxes
-----------------------------------
Due to the loss before taxes, the Company recorded a credit of $53,000 for taxes.


Liquidity and Capital Resources
-------------------------------
The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of March 29, 2003, the Company had $1,958,000 due from its factor of which $1,616,000 matured on April 16, 2003. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank under which the Company was permitted to borrow up to $3,000,000 for the acquisition of production machinery, and a $1,750,000 Letter of Credit facility. The Company borrowed $3,000,000 from the line of credit and converted the line of credit to long-term debt on February 29, 2000 (see Note 8).

As of the end of the Company's first fiscal quarter on March 29, 2003, the Company was in violation of a covenant in the loan agreement with its bank with respect to the required ratio of cash flow to debt service. The loan agreement requires a ratio of 1.25 to 1. The Company's ratio on this date was 1.13 to 1. The Company has discussed with its bank a waiver of this violation or amendment of the requirement in the loan agreement. Discussions continue with the bank.

The Company's bank has informed the Company that the bank has assigned its loan to the bank's special asset group. Although the consequences of this action are not at this time totally clear, it may be necessary for the Company, among other actions, to accelerate a number of its monthly installment payments to the bank or to find a new lender. The Company is evaluating its options at this time.

The  Company's  working  capital  at  March  29,  2003,   aggregated  $6,184,000
representing a working capital ratio of 2.8 to 1 compared with a working capital of $6,188,000 at December 28, 2002, and a working capital ratio of 3.5 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at March 29, 2003:

         Cash, cash equivalents and receivables...........     $6,518,000
         Current liabilities..............................      3,381,000
                                                                ---------

         Excess of quick assets over current liabilities..     $3,137,000

The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

During the thirteen weeks of 2003, the Company acquired and made deposits on new machinery and equipment of approximately $61,000 as set forth in the accompanying Statement of Cash Flows. For the balance of 2003, the Company anticipates the acquisition of machinery and equipment of approximately $689,000 which, together with the acquisitions and deposits on acquisitions incurred to March 29, 2003, will aggregate an anticipated acquisition of new machinery of approximately $750,000 in 2003. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the thirteen weeks ended March 29, 2003, to $3,780,000 from $4,191,000 at December 28, 2002. See accompanying
Statement of Cash Flow.

                                BURKE MILLS INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

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


Item 4 - Controls and Procedures
---------------------------------
Within the 90 days prior to the date of this report, the Company's chief executive officer and chief financial officer with the participation of other person's in the Company's management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedure. The term "disclosure controls and procedures" means the controls and other procedures of the Company that are designed to insure that information required to be disclosed by the Company in its reports to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its chief executive officer and its chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports filed with

                                BURKE MILLS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Item 4 - Controls and Procedures (continued)
---------------------------------
the SEC by the Company. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                BURKE MILLS, INC.
                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.  No report required.

Item 2 - Changes in Securities and Use of Proceeds. No report required.

Item 3 - Defaults Upon Senior Securities.  No report required.

Item 4 - Submission of Matters to a Vote of Security Holders. No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5 - Other Information.  No report.

Item 6 - Exhibits and Reports on Form 8-K

        (a) The exhibits required by Item 601 of Regulation SK are attached to this report or incorporated by reference from prior filings.


        (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks March 29, 2003.


                                BURKE MILLS, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 8, 2003                          BURKE MILLS, INC.

                                        By: s/
                                            ----------------------
                                            Humayun N. Shaikh,
                                            Chairman of the Board
                                            (Principal Executive Officer)


Date: May 8, 2003                    By:    s/
                                            -----------------------
                                            Thomas I. Nail
                                            President and COO
                                            (Principal Financial Officer)

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


                                        s/
May 8, 2003                                 ----------------------
Date                                        Humayun N. Shaikh
                                            Chairman and CEO
                                            (Principal Executive Officer)

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


                                         s/
May 8, 2003                                ----------------------
Date                                       Thomas I. Nail
                                           President and COO
                                          (Principal Financial Officer)

                                BURKE MILLS, INC.

                                  EXHIBIT INDEX

Exhibit
Number       Description

3-1 Articles of Incorporation - incorporated by reference as a part of a registration statement on Form S-1 filed with the Securities and Exchange Commission in 1969.

3-2 By-Laws - incorporated by reference as a part of a registration statement on Form S-1 filed with the Securities and Exchange Commission in 1969.

99-1 Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  EXHIBIT 99-1


        CERTIFICATION PURSUANT TOss.906 OF THE SARBANES-OXLEY ACT OF 2002



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


                                         s/
Date:    May 8, 2003                    ----------------------
                                         Humayun N. Shaikh
                                         Chairman and CEO



        CERTIFICATION PURSUANT TOss.906 OF THE SARBANES-OXLEY ACT OF 2002



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


                                         s/
Date:    May 8, 2003                       ----------------------
                                           Thomas I. Nail
                                           President and COO
                                          (Chief Financial Officer)