Form 10-Q
period 2003-06-28
BURKE MILLS INC
filed 2003-08-12
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 28, 2003

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

Indicate by check mark whether the resigrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 5, 2003, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                               BURKE MILLS, INC.

                                     INDEX




PART  1 - FINANCIAL INFORMATION                              Page Number
                                                             -----------
Item 1 - Financial Statements
----------------------------

   Condensed Balance Sheets:
        June 28, 2003 and December 28, 2002                        3

   Condensed Statements of Operations and Retained Earnings:
      Thirteen Weeks Ended June 28, 2003 and June 29, 2002         4
      Twenty-six Weeks Ended June 28, 2003 and June 29, 2002       4

   Statements of Cash Flows:
      Twenty-six Weeks Ended June 28, 2003 and June 29, 2002       5


   Notes to Condensed Financial Statements                         6
---------------------------------------------------------

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           12
---------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosures About           18
         Market Risk
---------------------------------------------------------

Item 4 - Controls and Procedures                                  18
-------------------------------------------------------

Part II -  OTHER INFORMATION

     Item 1 - Legal Proceedings                                   18

     Item 2 - Changes in Securities and Use of Proceeds           18

     Item 3 - Defaults Upon Senior Securities                     18

     Item 4 - Submission of Matters to a Vote of Security         18-19
              Holders

     Item 5 - Other Information                                   19

     Item 6 - Exhibits and Reports on Form 8-K                    19
---------------------------------------------------------

SIGNATURES                                                        19

EXHIBIT INDEX                                                     20

EXHIBIT 31 CERTIFICATIONS                                         21-24
EXHIBIT 32 CERTIFICATIONS                                         25

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS
                                                June 28,        December 28,
                                                 2003             2002
                                               (Unaudited)       (Note A)
                                               -----------      -----------
        ASSETS
Current Assets
  Cash and cash equivalents                   $ 3,093,334      $ 4,191,173
  Accounts receivable                           2,514,771        2,269,089
  Inventories                                   2,637,660        2,095,863
  Prepaid expenses, taxes and other
     current assets                               513,784          114,000
                                              -----------      -----------
                  Total Current Assets          8,759,549        8,670,125
                                               -----------     -----------

Equity Investment in Affiliate                    581,898          612,275
                                              -----------      -----------
Property, Plant and Equipment - at cost        31,030,173       31,161,672
  Less:  Accumulated depreciation              21,757,144       20,939,167
                                              -----------      -----------
Property, Plant and Equipment - Net             9,273,028       10,222,505
                                              -----------      -----------
Other Assets
  Deferred income taxes                           703,200          703,200
  Deferred charges and other                       16,575           16,575
                                              -----------      -----------
Total Other Assets                                719,775          719,775
                                              -----------      -----------
Total Assets                                  $19,334,250      $20,224,680
                                              ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt        $ 1,178,571      $ 1,178,571
  Accounts payable                              1,275,451        1,097,131
  Accrued salaries, wages and vacation pay        181,350          100,848
  Other liabilities and accrued expenses          199,980          105,595
  Income taxes payable                                -0-              -0-
                                              -----------      -----------
                  Total Current Liabilities     2,835,352        2,482,145

Long-term Debt                                  2,094,643        2,919,643
Deferred Income Taxes                           1,735,400        1,735,400
                                              -----------      -----------
                  Total Liabilities             6,665,395        7,137,188
                                              -----------      -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding 2,741,168 shares     1,809,171        1,809,171
    Paid-in capital                             3,111,349        3,111,349
    Retained earnings                           7,748,335        8,166,972
                                              -----------      -----------

                 Total Shareholders' Equity    12,668,855       13,087,492
                                              -----------      -----------
Total Liabilities & Shareholders' Equity      $19,334,250      $20,224,680
                                              ===========      ===========

Note A: The December 28, 2002, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)

                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                              --------------------    ------------------------
                              June 28,   June 29,      June 28,      June 29,
                               2003       2002          2003          2002
                              ------     ------        ------        ------
Net Sales                  $5,829,522   $8,191,434  $12,449,516    $17,167,579
---------                  ----------- -----------  -----------    -----------
Cost and Expenses
  Cost of Sales             5,798,502    7,610,232   11,918,436     15,529,482
  Selling, General and
    Administrative Expenses   544,533      618,435    1,183,576      1,317,171
  Factor's Charges             34,802       33,742       58,793         69,224
                          -----------  -----------   -----------   -----------
Total Costs and Expenses    6,377,837    8,262,409   13,160,805     16,915,877
                          -----------  -----------   -----------   -----------

Operating Earnings/(Loss)    (548,315)     (70,975)    (711,289)       251,702
                          -----------  -----------   -----------   -----------
Other Income
  Interest Income               9,701       14,109       16,868         23,550
  Gain/(Loss) on Disposal
    of Property                (7,906)      (2,216)      (7,906)        (1,891)
  Other, net                       82          125           84            522
                          -----------  -----------   -----------   -----------
    Total                       1,877       12,018        9,046         22,181
                          -----------  -----------   -----------   -----------
Other Expenses
  Interest Expense             29,110       43,928       61,676         95,703
  Other, net                  (16,800)      (7,309)     (33,600)       (14,617)
                          -----------  -----------   -----------   -----------
    Total                      12,310       36,619       28,076         81,086
                          -----------  -----------   -----------   -----------
Income/(Loss) before Provision
  for Income Taxes and Equity in
  Net Earnings of Affiliate  (558,748)     (95,576)    (730,319)       192,797

Provision (credit) for
  Income Taxes               (289,021)     121,600     (342,059)       121,600
                           ----------   ----------    ----------     ---------
Net Income/(Loss) before Equity
  in Net Earnings
  of Affiliate               (269,727)    (217,176)    (388,260)        71,197

Equity in Net Earnings (Loss)
  of Affiliate                (30,377)         -0-      (30,377)           -0-
                           -----------   ---------   ----------     ----------
Net Income/(Loss)            (300,104)    (217,176)    (418,637)        71,197

Retained Earnings at Beginning
  of Period                 8,048,438    8,774,126    8,166,972      8,485,753
                           ----------    ---------   ----------     ----------
Retained Earnings at End
  of Period                $7,748,335   $8,556,950   $7,748,335     $8,556,950
                           ==========   ==========   ==========     ==========

Earnings (Loss) Per Share  $   (0.11)   $    (.08)   $   (0.15)     $     .03
                           ==========  ===========   ==========     ==========
Dividends Per Share of
  Common Stock               None         None          None          None
                           ==========  ==========    ==========     ==========
Weighted Average Common
  Shares Outstanding       2,741,168    2,741,168    2,741,168      2,741,168
                           ==========  ==========    ==========     ==========
See notes to condensed financial statements.
Page 4

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Twenty-six Weeks Ended
                                               ----------------------
                                              June 28         June 29,
                                               2003            2002
                                               ----            ----
Cash flows from operating activities:
  Net Income (Loss)                         $ (418,637)     $   71,197
                                             ---------       ---------
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Depreciation                             1,022,516        1,042,100
    Equity in earnings of affiliate                -0-              -0-
    Gain (loss) on disposal of
         property assets                         7,906            2,591
    Provision for deferred income taxes            -0-          106,000
    Changes in assets and liabilities:
       Accounts receivable                    (245,682)        (437,406)
       Inventories                            (541,797)         (52,569)
       Prepaid expenses, taxes and other
          current assets                      (352,691)         (93,599)
       Other non-current assets                (47,093)            -0-
    Accounts payable                           178,320          393,944
    Accrued salaries, wages & vacation pay      80,502         (116,367)
    Other liabilities and accrued expenses      94,385           62,346
    Income Taxes payable                           -0-            1,392
                                             ---------        ---------
                        Total Adjustments      196,366          908,432
                                             ---------        ---------

Net cash provided (used) by
    operating activities                      (222,271)         979,629
                                             ---------        ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                                (80,945)        (590,960)
    Proceeds from sale of equipment               -0-              -0-
    Investment in affiliate                     30,377
                                             ---------         ---------
Net cash (used) by investing activities        (50,568)        (590,960)
                                             ---------         ---------

Cash flows from financing activities:
   Principal payments of long-term debt       (825,000)        (625,001)
   Proceeds from long-term bank note              -0-              -0-
                                             ---------         --------
Net cash (used) by financing activities       (825,000)        (625,001)
                                             ---------         --------
Net (decrease) in cash and cash
   equivalents                              (1,097,839)        (236,332)

Cash and cash equivalents at
   beginning of year                         4,191,173        4,144,340
                                             ---------        ---------

CASH AND EQUIVALENTS AT END OF
         SECOND QUARTER                     $3,093,334       $3,908,008
                                             =========        =========
See notes to condensed financial statements

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ended December 27, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2002.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest the twenty-six weeks ended June 28, 2003 and June 29, 2002 was $62,000 and $96,000, respectively. The company had no payments for income taxes the twenty-six weeks ending June 28, 2003, and June 29, 2002.


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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
 Accounts receivable are comprised of the following:
                                                June 28,        December 28,
                                                  2003              2002
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $1,799,169         $1,668,786
       Non-factored accounts
         receivable...............               715,602            600,302
                                               ---------         ----------
                                              $2,514,771         $2,269,088
                                              ==========         ==========

NOTE 6 - INVENTORIES
--------------------
 Inventories are summarized as follows:         June 28,         December 28
                                                  2003              2002
                                                  ----              ----
     Finished and in process....              $1,468,025         $1,359,000
     Raw materials..............                 898,144            445,000
     Dyes and chemicals.........                 187,771            203,000
     Other......................                  83,720             89,000
                                               ---------          ---------
     Total                                    $2,637,660         $2,096,000
                                              ==========         ==========


NOTE 7 - LINE OF CREDIT
------------------------
Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. The Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of June 28, 2003 the Company had no borrowings from its factor.


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

As of the end of the Company's first fiscal quarter on March 29, 2003, the Company was in violation of a covenant in the loan agreement with its bank with respect to the required ratio of cash flow to debt service. The loan agreement requires a ratio of 1.25 to 1. The Company's ratio on this date was 1.13 to 1. The Company made a payment to the bank in reduction of principal in the amount of $200,000, and the bank waived the covenant violation.

At the end of the Company's second fiscal quarter on June 28, 2003, the Company was in violation of the same covenant in the loan agreement with its bank. The Company's ratio on this date was 1.05 to 1. On August 8, 2003, the Company repaid one of its loans with its bank in the amount of $1,336,000 and the bank waived the covenant violation.

The Company's bank informed the Company that the bank assigned its loan to the bank's special asset group. Although the consequences of this action are not at this time totally clear, it may be necessary for the Company, among other actions, to accelerate a number of its monthly installment payments to the bank or to find a new lender. The Company continues to pursue its options in this regard.

The  annual  principal  maturities  of  long-term  debt at June 28,  2003 are as follows:
                       Current portion                   $  750,000
                       2004/2005            $ 750,000
                       2005/2006              437,500
                                                          1,187,500
                                            ---------     ---------
                                                         $1,937,500

Under the loan agreement, the Equipment Line of Credit was converted to a $3,000,000 long-term note payable in 84 installments of $35,714, plus interest at the floating LIBOR rate plus 1.9%. The Company converted the Line of Credit and began installments on February 29, 2000.

The annual principal maturities of this long-term debt at June 28, 2003 based on the current amount owned are as follows:

                         Current Portion                 $  428,571
                         2004/2005        $ 428,571
                         2005/2006          428,571
                         2006                50,001
                                                            907,143
                                            -------       ---------
                                                         $1,335,714

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


                                             June 28         Dec. 28
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
                                           ==========       ==========



                                             Twenty-Six Weeks Ended
                                            ------------------------
                                              June 28,    June 29,
    Provision (credit) for income taxes        2003         2002
                                               ----         ----
        consists of:
        Deferred                            ($277,629)    $106,000
        Federal                                   -0-        1,900
        State                                 (64,430)      13,700
                                             --------    ---------
                                            ($342,059)    $121,600
                                            =========    =========


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended June 28, 2003 and June 29, 2002.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At June 28, 2003, the Company had $1,799,000 due from its factor of which $1,542,427 matured on July 24, 2003. Upon maturity, the funds are automatically transferred by the factor to the Company's bank. One of the Company's customers accounts for more than 10% of the Company's sales in 2002 and the second quarter of 2003.


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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. Due to the Mexican economy, sales are down. Since repatriation of cash is not expected from the joint venture, the Company believes it is prudent to record a valuation allowance for Fytek. This allowance amounts to $125,000. No allowance was recorded in the second quarter. During the twenty-six weeks, the Company had purchases from Fytek of $553,600 compared to $698,000 in 2002. Burke Mills does not guarantee any debt for it's joint venture, Fytek. Financial information for Fytek is as follows:

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

                               STATEMENT OF INCOME
                   (In thousands of U.S. dollars) (Unaudited)

                                    2nd Quarter             Six Months
                                    -----------             -----------
                                  2003       2002           2003     2002
                                  ----       ----           ----     ----
Net Sales                        $ 602       $1,097       $1,251    2,099
Gross Profit                       (67)          42          (35)      49
Income from continuing operations  (96)          97          (57)      81
Income before taxes                (96)          97          (57)      81
Provision for income tax            35           31           21       15
                                  -----      ------        ------   ------
  Net Income                     $ (61)      $   66        $ (36)   $  66
                                 ======      ======        ======   ======


                                  BALANCE SHEET
                         (In thousands of U.S. dollars)
                                               June 28,      June 29,
                                                 2003          2002
                                              (Unaudited)  (Unaudited)
                                                ------        ------
     ASSETS
Current assets                                 $2,168        $3,032
Non-current assets                                188           198
                                               ------        ------
  Total Assets                                 $2,356        $3,230
                                               ======        ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $  526        $1,624
Non-current liabilities                            55           -0-
                                                -----         -----
  Total Liabilities                            $  581        $1,624
Shareholders equity                             1,775         1,606
                                                -----         -----
Total Liabilities & Shareholders' Equity       $2,356        $3,230
                                               ======        ======


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------
In August 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement also established a single accounting model, based on that established in Statement 121, for long-lived assets to be disposed of by sale. The Board also decided to resolve significant implementation issues related to Statement 121 for "Long-Lived Assets to be Held and Used" and "Long-Lived Assets to be Disposed of Other Than by Sale". The Company adopted Statement No. 144 in the first quarter of 2002 and the Statement did not have any effect on the financial statements for 2002 or for the twenty-six weeks ended June 28, 2003.


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the twenty-six week periods ended June 28, 2003, and June 29, 2002.

            BURKE MILLS, INC.NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------
2003 Compared to 2002
---------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks           Twenty-six Weeks
                                       Ended                     Ended
                                  --------------------     -------------------
                                  June 28,  June 29,       June 28,   June 29,
                                    2003     2002           2003       2002
                                    ----     ----           ----       ----
Net Sales                          100.0%   100.0%         100.0%     100.0%
   Cost of Sales                     99.5     92.9           95.7       90.4
                                     ----     ----           ----       ----
  Gross Profit                       0.5      7.1            4.3        9.6
  Selling, General, Administrative
         and Factoring Costs        10.0      8.0           10.0        8.1
                                    ----     ----           ----       ----
  Operating Earnings (Loss)         (9.5)    (0.9)          (5.7)       1.5
  Interest Expense                   0.5      0.5            0.5        0.6
  Other Income                       0.3     (0.2)           0.3       (0.2)
                                    ----     ----           ----       ----
  Income (Loss) before
         Income Taxes               (9.7)    (1.2)          (5.9)       1.1
  Equity in Net Earnings (Loss)
     of Affiliate                   (0.5)      --           (0.2)       --
Income Taxes (Credit)               (5.0)     1.5           (2.7)       0.7
                                    ----     ----           ----       ----
Net Income (Loss)                   (5.2)%   (2.7)%         (3.4)%      0.4%
                                    =====    =====          =====      =====


                        THIRTEEN WEEKS ENDED JUNE 28, 2003
                 COMPARED TO THIRTEEN WEEKS ENDED June 29, 2002

Net Sales
---------
Net sales for the thirteen weeks ended June 28, 2003, decreased by 28.8% to $5,830,000 compared to $8,191,000 for the second quarter of 2002. Pounds shipped decreased by 33.1% compared to 2002 while the average sales price per pound increased by 6.4%. The decrease in pounds shipped was due to a weak textile economy. The increase in average sales prices is the result of sales mix.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                       THIRTEEN WEEKS ENDED JUNE 28, 2003
                 COMPARED TO THIRTEEN WEEKS ENDED June 29, 2002


Cost of Sales and Gross Margin
------------------------------
Cost of sales for the second quarter decreased by $1,812,000 or 23.8% compared to the second quarter of 2002.

Cost of material used decreased by 31.1% while direct labor decreased by 32.7%.

As a result of a 28.8% decrease in net sales and 23.8% decrease in cost of sales, the Company's gross margin decreased to 0.5% compared to 7.1% in 2002. Price increases on some raw materials were not passed along in higher prices to the customer.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses for the second quarter of 2003 decreased by $73,900 or 11.9%. In the weak business environment, the company is continuing to maintain a strong sales effort.


Factor's Charges
----------------
Factor's charges were .6% of sales as compared to .4% of sales in 2002. There was no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense for the second quarter decreased by $14,800 or 33.7% primarily due to lower existing interest rates and a lower average long-term debt.


Interest Income
---------------
Interest income for the second quarter of 2003 decreased by $4,400 primarily due to lower interest rates earned and a lower average funds invested.


Gain (Loss) on Disposal of Equipment
------------------------------------
A net loss of $(7,900) was recorded on disposal of various pieces of obsolete computer and plant equipment.


Equity in Net Earnings/(Loss) of Affiliate
------------------------------------------
The Company recorded a loss of $30,000 from Fytek, S.A. De C.V., its joint venture in Mexico, compared to no income for the second quarter of 2002. The Company's share of net earnings and losses is 49.8%. Fytek began operations in the fourth quarter of 1997. Also see Note 13.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                       THIRTEEN WEEKS ENDED JUNE 28, 2003
                 COMPARED TO THIRTEEN WEEKS ENDED June 29, 2002


Income (Loss) Before Provision for Income Taxes
-----------------------------------------------
For the thirteen weeks ended June 28, 2003 the Company recorded a loss of $559,000 before credit for taxes and loss from its Mexican affiliate compared to a loss of $96,000 before taxes in 2002. As discussed above, the 2003 loss was primarily due to a decrease in sales volume.


Provision (Credit) for Income Taxes
------------------------------------
Due to the loss before taxes, the Company recorded a credit of $289,000 for taxes.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                TWENTY-SIX WEEKS ENDED JUNE 28, 2003 COMPARED TO
                      TWENTY-SIX WEEKS ENDED JUNE 29, 2002

2003 Compared to 2002

Net Sales
---------
Net sales for the twenty-six weeks ended June 28, 2003, decreased by 27.5% to $12,450,000 compared to $17,168,000 for the similar period of 2002. Pounds shipped decreased by 28.6% compared to 2002. The decrease in net sales is due to the weak economy and lower customer demand. The Company has not lost any major customers, but as a result of a weak textile economy and competition with imports, the Company's customers have experienced a decrease in sales.


Cost of Sales and Gross Margin
------------------------------
Cost of sales decreased by 23.3% on a net sales decrease of 27.5% and a decrease of 28.6% on pounds shipped.

Material costs decreased by 30.1% while labor decreased by 29.9%.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by $134,000 or 10.1%.


Factor's Charges
----------------
Factor charges were 0.5% of net sales for the first six months of 2003 and 2002. There was no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense decreased by $34,000 or 35.6% for the twenty-six week period primarily due to lower existing interest rates and a lower average long-term debt.


Interest Income
---------------
Interest income for the twenty-six week period decreased by $6,682 due to lower interest rates earned and a lower average funds invested.


Equity in Net Earnings of Affiliate
-----------------------------------
The Company recorded $30,000 loss and no income for the twenty-six week periods of 2003 and 2002 respectively as earnings from Fytek, S.A. De C.V., its joint venture in Mexico. The original income of $33,000 for 2002 was offset by a valuation allowance of the same amount. The Company's share of net earnings and losses is 49.8%. Fytek began operations in the fourth quarter of 1997. Also see
Note 13.


Income Before Provision for Income Taxes
-----------------------------------------------
For the twenty-six weeks ended June 28, 2003, the Company recorded a loss on operations of $761,000 compared to an income on operations of $193,000 in 2002.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                TWENTY-SIX WEEKS ENDED JUNE 28, 2003 COMPARED TO
                      TWENTY-SIX WEEKS ENDED JUNE 29, 2002


Provision (Credit) for Income Taxes
-----------------------------------
The Company recorded a credit for taxes of $342,000 for the twenty-six weeks of 2003, compared to a provision of $122,000 in the 2002 year period.


Liquidity and Capital Resources
-------------------------------
The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of June 28, 2003, the Company had $1,799,000 due from its factor of which $1,542,000 matured on July 24, 2003. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The Company has an equipment line of credit from its bank under which the Company was permitted to borrow up to $3,000,000 for the acquisition of production machinery, and a $1,750,000 Letter of Credit facility. The Company borrowed $3,000,000 from the line of credit and converted the line of credit to long-term debt on February 29, 2000 (see Note 8).

As of the end of the Company's first fiscal quarter on March 29, 2003, the Company was in violation of a covenant in the loan agreement with its bank with respect to the required ratio of cash flow to debt service. The loan agreement requires a ratio of 1.25 to 1. The Company's ratio on this date was 1.13 to 1. The Company made a payment to the bank in reduction of principal in the amount of $200,000, and the bank waived the covenant violation.

At the end of the Company's second fiscal quarter on June 28, 2003, the Company was in violation of the same covenant in the loan agreement with its bank. The Company's ratio on this date was 1.05 to 1. On August 8, 2003, the Company repaid one of its loans with its bank in the amount of $1,336,000 and the bank waived the covenant violation.

The Company's bank informed the Company that the bank assigned its loan to the bank's special asset group. Although the consequences of this action are not at this time totally clear, it may be necessary for the Company, among other actions, to accelerate a number of its monthly installment payments to the bank or to find a new lender. The Company continues to pursue its options in this regard.

The  Company's  working  capital  at  June  28,  2003,   aggregated   $5,924,000
representing a working capital ratio of 3.1 to 1 compared with a working capital of $6,188,000 at December 28, 2002, and a working capital ratio of 3.5 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at June 28, 2003:

         Cash, cash equivalents and receivables...........     $5,608,000
         Current liabilities..............................      2,836,000
                                                                ---------

         Excess of quick assets over current liabilities..     $2,772,000

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                TWENTY-SIX WEEKS ENDED JUNE 28, 2003 COMPARED TO
                      TWENTY-SIX WEEKS ENDED JUNE 29, 2002

Liquidity and Capital Resources (continued)
-------------------------------------------------------------
The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

During the twenty-six weeks of 2003, the Company acquired and made deposits on new machinery and equipment of approximately $81,000 as set forth in the accompanying Statement of Cash Flows. For the balance of 2003, the Company anticipates the acquisition of machinery and equipment of approximately $669,000 which, together with the acquisitions and deposits on acquisitions incurred to June 28, 2003, will aggregate an anticipated acquisition of new machinery of approximately $750,000 in 2003. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the twenty-six weeks ended June 28, 2003, to $3,093,000 from $4,191,000 at December 28, 2002. See accompanying
Statement of Cash Flows.


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

                                BURKE MILLS, INC.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------
The Company has not purchased any instruments or entered into any arrangements resulting in market risk to the Company for trading purposes or for purposes other than trading purposes. There have been no changes in interest rates in the Company's long-term or current maturities of long-term debt that would have a material impact on the financial position, results of operations or cash flows of the Company during the twenty-six week period ended June 28, 2003.


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

During the thirteen weeks ended June 28, 2003, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during said fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.  No report required.

Item 2 - Changes in Securities and Use of Proceeds. No report required.

Item 3 - Defaults Upon Senior Securities.  No report required.

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on May 20, 2003. At the meeting all seven director nominees were elected.

                                BURKE MILLS, INC.
                           PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders (continued)

         (a) The following directors were elected for a one-year term by the votes indicated:

                  Humayun N. Shaikh                  2,471,768
                  Thomas I. Nail                     2,514,338
                  Robert P. Huntley                  2,516,538
                  William T. Dunn                    2,516,038
                  Richard F. Byers                   2,514,338
                  Robert T. King                     2,516,038
                  Aehsun Shaikh                      2,471,268

(b) There were no other matters presented for vote of stockholders.

Item 5 - Other Information.  No report.

Item 6 - Exhibits and Reports on Form 8-K

          (a) The exhibits required by Item 601 of Regulation SK are attached to this report or incorporated by reference from prior filings.

          (b) The Company filed a report on Form 8-K on May 15, 2003. Reported was the Company's news release dated May 15, 2003 reporting operating results for the first quarter of 2003 (the thirteen weeks ended March 29, 2003). The report contained condensed statements of operations and retained earnings for the first quarter of 2003 and the first quarter of 2002 and condensed balance sheets at March 29, 2003 and December 28, 2002 (the Company's previous fiscal year end).



                                BURKE MILLS, INC.

                                   SIGNATURES
                                    --------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 12, 2003                      BURKE MILLS, INC.

                                        By: s/Humayun N. Shaikh
                                            ----------------------
                                            Humayun N. Shaikh
                                            Chairman of the Board
                                            (Principal Executive Officer)


Date: August 12, 2003                   By: s/Thomas I. Nail
                                            -----------------------
                                            Thomas I. Nail
                                            President and COO
                                            (Principal Financial Officer)

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

31 Certifications of the principal executive officer and principal financial officer required by Exchange Act Rule 13a-14(a).

32 Certifications of principal executive officer and principal financial officer required by Exchange Act Rule
                13a-14(b) and title 18 United States Code, Section 1350.

                                   EXHIBIT 31

                           CERTIFICATIONS REQUIRED BY
                           EXCHANGE ACT RULE 13a-14(a)

         I, Humayun N. Shaikh, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Burke Mills, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    August 12, 2003



                               s/Humayun N. Shaikh
                               ----------------------
                                Humayun N. Shaikh
                                Chairman and CEO

I, Thomas I. Nail, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Burke Mills, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    August 12, 2003



                                        s/Thomas I. Nail
                                        ----------------------
                                        Thomas I. Nail
                                        President and COO
                                       (Chief Financial Officer)

                                   EXHIBIT 32


             CERTIFICATIONS REQUIRED BY EXCHANGE ACT RULE 13a-14(b)
                  AND TITLE 18 UNITED STATES CODE, SECTION 1350



The undersigned Chief Executive Officer of Burke Mills, Inc., (the "Issuer") hereby certifies that the foregoing periodic report containing financial statements of the issuer fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (15 USC 78m or 78o(d)) and that the information contained in the foregoing report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                              s/Humayun N. Shaikh
Date:    August 12, 2003                  ---------------------------------
                                              Humayun N. Shaikh
                                              Chairman and CEO





The undersigned Chief Financial Officer of Burke Mills, Inc., (the "Issuer") hereby certifies that the foregoing periodic report containing financial statements of the issuer fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (15 USC 78m or 78o(d)) and that the information contained in the foregoing report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                                s/Thomas I. Nail
Date:    August 12, 2003                   ---------------------------------
                                                 Thomas I. Nail
                                                 President and COO
                                                (Chief Financial Officer)