Form 10-Q
period 2003-09-27
BURKE MILLS INC
filed 2003-11-10
CIK 15486

-
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 27, 2003

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


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_
---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2003, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

PART  1 - FINANCIAL INFORMATION                              Page Number
                                                             -----------
Item 1 - Financial Statements
----------------------------

   Condensed Balance Sheets:
        September 27, 2003 and December 28, 2002                 3

   Condensed Statements of Operations and Retained Earnings:
      Thirteen Weeks Ended September 27, 2003 and
              September 28, 2002                                 4
      Thirty-nine Weeks Ended September 27, 2003 and
              September 28, 2002                                 4

   Statements of Cash Flows:
      Thirty-nine Weeks Ended September 27, 2003 and
              September 28, 2002                                 5


   Notes to Condensed Financial Statements                       6
---------------------------------------------------------

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         12
---------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk                                            17
---------------------------------------------------------

Item 4 - Controls and Procedures                                17-18
-------------------------------------------------------

Part II -  OTHER INFORMATION                                    18

     Item 1 - Legal Proceedings                                 18

     Item 2 - Changes in Securities and Use of Proceeds         18

     Item 3 - Defaults Upon Senior Securities                   18

     Item 4 - Submission of Matters to a Vote of Security
              Holders                                           18

     Item 5 - Other Information                                 18

     Item 6 - Exhibits and Reports on Form 8-K                  18
---------------------------------------------------------

SIGNATURES                                                      19

EXHIBIT INDEX                                                   20

EXHIBIT 31 CERTIFICATIONS                                       21-24
EXHIBIT 32 CERTIFICATIONS                                       25

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS
                                             September 27,     December 28,
                                                  2003             2002
                                              (Unaudited)        (Note A)
                                              -----------      -----------
        ASSETS
Current Assets
  Cash and cash equivalents                   $2,186,068       $4,191,173
  Accounts receivable                          2,713,455        2,269,089
  Inventories                                  2,266,598        2,095,863
  Prepaid expenses and other
     current assets                              139,534          114,000
                                              -----------      -----------
                  Total Current Assets         7,305,655        8,670,125
                                              -----------      -----------

Equity Investment in Affiliate                   568,452          612,275
                                              -----------      -----------
Property, Plant and Equipment - at cost       31,030,007       31,161,672
  Less:  Accumulated depreciation             22,227,420       20,939,167
                                              -----------      -----------
Property, Plant and Equipment - Net            8,802,587       10,222,505
                                              -----------      -----------
Other Assets
  Deferred income taxes                          703,200          703,200
  Deferred charges and other                      16,575           16,575
 Estimated Tax Recovery                          358,375              -0-
                                              -----------      -----------
Total Other Assets                             1,078,150          719,775
                                              -----------      -----------
Total Assets                                 $17,754,844      $20,224,680
                                             ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt        $1,200,000      $ 1,178,571
  Accounts payable                             1,470,840        1,097,131
  Accrued salaries, wages and vacation pay       161,280          100,848
  Other liabilities and accrued expenses         225,632          105,595
  Income taxes payable                               -0-              -0-
                                              -----------      -----------
                  Total Current Liabilities    3,057,752        2,482,145

Long-term Debt                                   475,000        2,919,643
Deferred Income Taxes                          1,735,400        1,735,400
                                              -----------      -----------
                  Total Liabilities            5,268,152        7,137,188
                                              -----------      -----------
Shareholders' Equity
  Common stock, no par value(stated value, $.66)
    Authorized - 5,000,000 shares
    Issued and outstanding -2,741,168 shares   1,809,171        1,809,171
    Paid-in capital                            3,111,349        3,111,349
    Retained earnings                          7,566,172        8,166,972
                                              -----------      -----------

                 Total Shareholders' Equity   12,486,692       13,087,492
                                             -----------       -----------
Total Liabilities & Shareholders' Equity     $17,754,844       $20,224,680
                                             ===========       ===========

Note A: The December 28, 2002, Condensed Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                               Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                              ----------------------    -----------------------
                              Sept. 27    Sept. 28      Sept. 27     Sept. 28
                                2003        2002          2003        2002
                              --------    --------      --------     --------
Net Sales                   $6,536,838  $6,997,121   $18,986,354   $24,164,701
---------                   ----------   ----------  -----------   -----------
Costs and Expenses
  Cost of Sales              6,195,712   6,709,894    18,114,149    22,239,375
  Selling, General and
    Administrative Expenses    482,721     588,282     1,669,900     1,905,453
  Factor's Charges              33,664      28,818        88,855        98,043
                              --------    --------    ----------    ----------
Total Costs and Expenses     6,712,099   7,326,994    19,872,904    24,242,871
                            ----------  ----------    ----------   -----------
Operating Earnings/(Loss)     (175,261)   (329,873)     (886,550)      (78,170)
                             ---------    --------     ---------      --------
Other Income
  Interest Income                5,558      13,148        22,426        36,698
  Gain (loss) on disposal of
      property                     -0-      (4,502)       (7,906)       (4,393)
  Other, net                       355      22,710           439        35,849
                               -------     -------       -------       -------
    Total                        5,913      31,356        14,959        68,154
                               -------     -------       -------       -------
Other Expenses
  Interest Expense              17,994      43,844        79,670       139,547
  Other, net                   (16,800)        -0-       (50,400)          -0-
                               -------     -------       -------       -------
    Total Other Expenses         1,194      43,844        29,270       139,547
                               -------     -------       -------       -------
Income/(loss) before Provision
  for Income Taxes & Equity in
  Earnings of Affiliate       (170,542)   (342,361)     (900,861)     (149,563)

Provision/(credit) for Income
  Taxes                         (1,824)   (213,005)     (343,883)      (91,406)
                                -------    -------       -------       -------
Net Income/(Loss) before Equity
  in Net Earnings of Affiliate (168,718)  (129,356)     (556,978)      (58,157)

Equity in Net Earnings (Losses)
   of Affiliate                 (13,446)    (8,317)      (43,823)       (8,317)
                                -------     -------      -------        -------
Net Income (Loss)              (182,164)  (137,673)     (600,801)      (66,474)

Retained Earnings at Beginning
   of Period                  7,748,335   8,556,950     8,166,972     8,485,753
                              ---------   ---------     ---------    ----------
Retained Earnings at End
   of Period                 $7,566,172  $8,419,278    $7,566,172    $8,419,278
                             ==========  ==========    ==========    ==========
Earnings (Loss) Per Share    $  (0.07)   $    (.05)    $   (0.22)    $    (.02)
                             ==========  ==========    ==========    ==========
Dividends Per Share of
   Common Stock                 None         None          None         None
                             ==========   ==========    ==========   ==========
Weighted Average Common
  Shares Outstanding          2,741,168    2,741,168    2,741,168    2,741,168
                             ==========   ==========   ==========   ==========

See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Thirty-Nine Weeks Ended
                                               ----------------------
                                               Sept. 27,     Sept. 28,
                                                 2003          2002
                                                 ----          ----
Cash flows from operating activities:
  Net Income (Loss)                          $ (600,801)     $ (66,474)
                                             -----------     ----------
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Depreciation                              1,519,099      1,543,713
    Equity in earnings of affiliate                 -0-          8,317
    Gain (loss) on disposal of property
        assets                                    7,906          4,392
    Provision for deferred income taxes             -0-        106,000
    Changes in assets and liabilities:
      Accounts receivable                      (444,365)      (402,579)
      Inventories                              (170,735)       541,987
      Prepaid expenses and other
          current assets                        (25,534)      (238,359)
      Other non-current assets                 (358,375)        (9,731)
      Accounts payable                          373,709       (419,896)
      Income taxes payable                          -0-           (503)
      Accrued salaries, wages and
         vacation pay                            60,432       (102,337)
      Other liabilities and accrued expenses    120,037        (13,016)
                                              ---------       ---------
                        Total Adjustments     1,082,174       1,017,988
                                              ---------       ---------

Net cash provided by operating activities       481,373         951,514
                                              ---------       ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                                (107,087)       (821,097)
    Proceeds from sale of equipment                 -0-           2,700
    Investment in affiliate                      43,823            -0-
                                              ---------        ---------
Net cash (used) by investing activities         (63,264)       (818,397)
                                              ---------        ---------

Cash flows from financing activities:
   Principal payments of long-term debt      (2,423,214)       (883,928)
   Proceeds from long-term bank note                -0-             -0-
                                              ---------        ---------
Net cash (used) by financing activities      (2,423,214)       (883,928)
                                              ---------        ---------
Net increase (decrease) in cash and
   cash equivalents                          (2,005,105)       (750,811)

Cash and cash equivalents at
   beginning of year                          4,191,173       4,144,340
                                              ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF
         THIRD QUARTER                       $2,186,068      $3,393,529
                                             ==========      ==========

See notes to condensed financial statements

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ended January 3, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2002.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents.

FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended September 27, 2003 and September 28, 2002 was $80,000 and $140,000, respectively. The Company had no cash payments for income taxes for the thirty-nine weeks ended September 27, 2003, versus cash payments of $14,200 for the thirty-nine weeks ending September 28, 2002.


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

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (continued) (Unaudited)


NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
 Accounts receivable are comprised of the following:
                                              September 27,      December 28,
                                                  2003              2002
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $2,072,718         $1,668,786
       Non-factored accounts
         receivable...............               640,736            600,302
                                               ---------         ----------
                                              $2,713,454         $2,269,088
                                              ==========         ==========


NOTE 6 - INVENTORIES
--------------------
 Inventories are summarized as follows:
                                              September 27,      December 28
                                                 2003              2002
                                                 ----              ----
     Finished and in process....              $1,348,000        $1,359,000
     Raw materials..............                 619,000           445,000
     Dyes and chemicals.........                 195,000           203,000
     Other......................                 104,000            89,000
                                               ---------         ---------
     Total                                    $2,266,000        $2,096,000
                                              ==========        ==========



NOTE 7 - LINE OF CREDIT
-----------------------
Pursuant to a loan agreement dated March 29, 1996, and a second amendment dated January 20, 2000, the Company secured an Equipment Loan facility of $3,000,000. The Equipment Loan shall be evidenced by the Equipment Note, and shall bear interest at a rate that varies with the LIBOR rate. The Equipment Note would be payable in 84 installments. The Company has borrowed $3,000,000 under this line of credit. Also under the Company's factoring arrangement, the Company may borrow from the factor up to 90% of the face amount of each account sold to the factor. As of September 27, 2003 the Company had no borrowings from its factor.


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

On August 8, 2003, the Company repaid one of its loans with its bank in the amount of $1,336,000 and the bank waived the covenant violation. The Company used surplus cash to fully pay the $1.3 million balance remaining on its $3 million equipment loan.

On August 15, 2003, the $6 million term loan was restructured to increase principal installments to $100,000 per month, to reduce interest rates to LIBOR plus 1.65%, and to reduce the cash flow covenant to a .90 to 1.00 ratio.

The annual principal maturities of long-term debt at September 23, 2003 are as follows:

         Current portion                             $1,200,000
         2004/2005                                      475,000
                                                     ----------
         Total                                       $1,675,000


In the fourth quarter of 2003, the Company will change lenders. The new lender will provide factoring of accounts receivables, cash management, transfer agent services, and a line of credit. The Company will use its cash and a loan from the new lender to pay its long-term debt.

Under the new agreement the Company may borrow from the factor up to 90% of the amount of each account sold to the factor, plus 40% of eligible inventory or $1,000,000 whichever is smaller. Interest rates on the outstanding loan balance is LIBOR plus 2.50%.


NOTE 9 - INCOME TAXES
---------------------
The  Company  uses the  liability  method  as  required  by FASB  statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (continued) (Unaudited)


NOTE 9 - INCOME TAXES (continued)
---------------------
The items which comprise deferred tax assets and liabilities are as follows:

                                             Sept. 27        Dec. 28
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
                                           ==========       ==========



                                          Thirty-Nine Weeks Ended
                                          -----------------------
                                          Sept. 27,     Sept. 28,
    Provision (credit) for income taxes     2003          2002
                                            ----          ----
        consists of:
        Deferred                        $(279,452)     $ 106,000
        Federal                                         (173,855)
        State                             (64,431)       (23,550)
                                         ---------     ----------
                                        $(343,883)     $ (91,405)
                                        ==========     ==========


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended September 27, 2003 and September 28, 2002.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally have a maturity date on the 21st to the 30th of the following month. At September 27, 2003, the Company had $2,073,000 due from its factor of which $1,945,000 matures on October 30, 2003. Upon maturity, the funds are automatically transferred by the factor to the Company's bank. One of the Company's customers accounts for more than 10% of the Company's sales in 2002 and the third quarter of 2003.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (continued) (Unaudited)


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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. Due to the Mexican economy, sales are down. Since repatriation of cash is not expected from the joint venture, the Company believes it is prudent to record a valuation allowance for Fytek. This allowance amounts to $134,000. No allowance was recorded in the third quarter. During the thirty-nine weeks, the Company had purchases from Fytek of $574,800 compared to $1,025,000 in 2002. Burke Mills does not guarantee any debt for it's joint venture, Fytek. Financial information for Fytek is as follows:

                               STATEMENT OF INCOME
                    (In thousands of U.S. dollars)(Unaudited)
                                    3rd Quarter             Nine Months
                                    -----------              ----------
                                  2003        2002          2003     2002
                                  ----        ----          ----     ----

Net Sales                        $ 575       $  993      $1,826    $3,092
Gross Profit (Loss)                (71)         (56)       (105)       (7)
Income (Loss) from continuing
   operations                      (42)        (32)        (100)       49
Income (Loss) before taxes         (42)        (32)        (100)       49
Provision/credit for income tax    (15)        (16)         (37)        0
                                  -------     ------      -------  -------
 Net Income (Loss)               $ (27)      $ (16)      $  (63)   $   49
                                  =======     ======      =======  =======

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (continued) (Unaudited)


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------

                                  BALANCE SHEET
                         (In thousands of U.S. dollars)
                                              September     September 28,
                                                2003           2002
                                               ------         ------
     ASSETS
Current assets                                $2,128         $2,820
Non-current assets                               215            196
                                               ------         ------
  Total Assets                                 2,343         $3,016
                                               ======         ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              611          1,417
Non-current liabilities                           41              0
                                               -----          -----
  Total Liabilities                              652          1,417
Shareholders equity                            1,691          1,599
                                               -----          -----
Total Liabilities & Shareholders' Equity      $2,343         $3,016
                                              ======         ======


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------
In August 2001 the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement also established a single accounting model, based on that established in Statement 121, for long-lived assets to be disposed of by sale. The Board also decided to resolve significant implementation issues related to Statement 121 for "Long-Lived Assets to be Held and Used" and "Long-Lived Assets to be Disposed of Other Than by Sale". The Company adopted Statement No. 144 in the first quarter of 2002 and the Statement did not have any effect on the financial statements for 2002 or for the thirty-nine weeks ended September 27, 2003.


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirty-nine week periods ended September 27, 2003, and September 28, 2002.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (continued) (Unaudited)

       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------
2003 Compared to 2002
---------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

                              RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks          Thirty-Nine Weeks
                                       Ended                     Ended
                                  --------------------      -------------------
                                  Sept. 27  Sept. 28        Sept. 27  Sept. 28
                                    2003     2002            2003       2002
                                    ----     ----            ----       ----
Net Sales                          100.0%   100.0%         100.0%      100.0%
  Cost of Sales                     94.8     95.9           95.4        92.0
                                   ------   ------         ------      ------
  Gross Profit                       5.2      4.1            4.6         8.0
  Selling, General, Administrative
         and Factoring Costs         7.8      8.8            9.3         8.3
                                    -----    -----          -----       -----
  Operating Earnings (Loss)         (2.6)    (4.7)          (4.7)       (0.3)
  Interest Expense                   0.2      0.6            0.4         0.6
  Other (Income) - net              (0.2)    (0.4)          (0.2)       (0.3)
                                    -----    -----          -----       -----
  Income (Loss) before
         Income Taxes               (2.6)    (4.9)          (4.9)       (0.6)
  Equity in Net Earnings (Loss)
     of Affiliate                   (0.2)    (0.1)          (0.1)        0.0
  Income Taxes (Credit)              0.0      3.0            1.8        (0.3)
                                    -----    -----          -----       -----
Net Income (Loss)                   (2.8)%   (2.0)%         (3.2)%      (0.3)%
                                    =====    =====          =====       =====


                        THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003
                 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002

Net Sales
---------
Net sales for the thirteen week period decreased by 6.6% to $6,537,000 compared to $6,997,000 in 2002. Pounds shipped decreased by 0.5%, while average sales prices decreased by 6.1%. Average sales prices decreased as a result of a very competitive business environment and sales mix. The Company has not lost any major customers, but as a result of a weak textile economy and competition with imports, the Company's customers have experienced a decrease in sales.


Cost of Sales and Gross Margin
------------------------------
Cost of sales for the third quarter decreased by $514,000 or 7.7% compared to the third quarter of 2002.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                     THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003
              COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2003.


Cost of Sales and Gross Margin (continued)
------------------------------
Cost of material used decreased by 11.4% while direct labor decreased by 6.8%.

As a result of a 6.6% decrease in net sales and 7.7% decrease in cost of sales, the Company's gross margin increased to 5.2% compared to 4.1% in 2002.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses decreased by $105,600 or 17.9% compared to the third quarter of 2002. In the weak business environment, the Company is maintaining a strong sales effort.


Factor's Charges
----------------
Factor's charges were .5% of sales compared to .4% of sales in the third quarter of 2002. There has been no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense for the third quarter decreased by $25,800 or 58.9% primarily due to lower existing interest rates and a lower average long-term debt.


Interest Income
----------------
Interest income decreased by $7,600 primarily due to lower average funds invested.


Gain (Loss) on Disposal of Equipment
------------------------------------
No equipment was disposed of during the third quarter.


Equity in Net Earnings/(Loss) of Affiliate
------------------------------------------
The Company recorded a $14,000 loss from Fytek, S.A. De C.V., its joint venture in Mexico, compared to a loss of $8,000 for the third quarter of 2002. The Company's share of net earnings and losses is 49.8%. Fytek began operations in the fourth quarter of 1997. Also see Note 13.


Income (Loss) before Provision for Income Taxes and Equity in Earnings of Affiliate
-----------------------------------------------------------------------
For the thirteen weeks ended September 27, 2003 the Company recorded a loss of $171,000 before credit for taxes and loss from its Mexican affiliate compared to a loss of $342,000 in 2002. As discussed above, the loss was primarily due to a decrease in sales volume.


Provision (Credit) for Income Taxes
------------------------------------
Due to the loss before taxes, the Company recorded a credit of $1,800 for taxes.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                   THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003
             COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002.

2003 Compared to 2002

Net Sales
-------- Net sales for the thirty-nine week period decreased by 21.4% to 18,986,000 compared to $24,165,000 in 2002. Pounds shipped decreased by 20.5%, while average sales prices decreased by 1.2%. Average sales prices decreased as a result of a very competitive business environment and sales mix. The decrease in net sales is due to the weak economy and lower customer demand. The Company has not lost any major customers, but as a result of a weak textile economy and competition with imports, the Company's customers have experienced a decrease in sales.


Cost of Sales and Gross Margin
------------------------------
Cost of sales for the thirty-nine weeks decreased by $4,125,000 or 18.6% compared to 2002. As a result of a decrease in sales by 21.4% and decrease in cost of sales by only 18.6%, the Company experienced a decline in gross margin to 4.6% versus 8.0% in 2002.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses decreased by $205,000 or 11.8% compared to 2002. In the weak business environment, the Company is maintaining a strong sales effort.


Factor's Charges
----------------
Factor's charges were .5% of sales compared to .4% of sales in 2002. There has been no change in the Company's factoring agreement.


Interest Expense
----------------
Interest expense for the third quarter decreased by $59,800 or 42.9% primarily due to lower existing interest rates and a lower average long-term debt.


Interest Income
----------------
Interest income decreased by $14,200 primarily due to lower interest rates earned and a lower average funds invested.


Equity in Net Earnings (Losses) of Affiliate and Equity in Earnings of Affiliate
---------------------------------------------------------------------------
The Company recorded a $31,000 loss compared to a loss of $8,000 for the thirty-nine week periods of 2003 and 2002 respectively as earnings from Fytek, S.A. De C.V., its joint venture in Mexico. The Company's share of net earnings and losses is 49.8%. Fytek began operations in the fourth quarter of 1997. Also see Note 13.


Income (Loss) before Provision (Credit) for Income Taxes and Equity in
Earnings (Loss) in Affiliate
-----------------------------------------------------------------------
For the thirty-nine weeks ended September 27, 2003 the Company recorded a net loss of $900,900 compared to loss of $149,600 for the same period 2002. As discussed above, the loss was primarily due to the weak economy and lower

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                   THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003
             COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002.

Income (Loss) before Provision (Credit) for Income Taxes and Equity in
Earnings (Loss) in Affiliate (continued)
-----------------------------------------------------------------------
customer demand. The Company has not lost any major customers, but as a result of a weak textile economy and competition with imports, the Company's customers have experienced a decrease in sales.


Provision (Credit) for Income Taxes
------------------------------------
The Company recorded a credit for taxes of $344,000 for the thirty-nine weeks of 2003, compared to a credit of $91,000 in the 2002 year period.


Liquidity and Capital Resources
-------------------------------
The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. As of September 27, 2003, the Company had $2,073,000 due from its factor of which $1,945,000 matured on October 30, 2003. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

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

On August 8, 2003, the Company repaid one of its loans with its bank in the amount of $1,336,000 and the bank waived the covenant violation. The Company used surplus cash to fully pay the $1.3 million balance remaining on its $3 million equipment loan.

On August 15, 2003, the $6 million term loan was restructured to increase principal installments to $100,000 per month, to reduce interest rates to LIBOR plus 1.65%, and to reduce the cash flow covenant to a .90 to 1.00 ratio. The annual principal maturities of long-term debt at September 23, 2003 are as follows:

         Current portion                             $1,200,000
         2004/2005                                      475,000
                                                     ----------
         Total                                       $1,675,000

In the fourth quarter of 2003, the Company will change lenders. The new lender will provide factoring of accounts receivables, cash management, transfer agent services, and a line of credit. The Company will use its cash and a loan from the new lender to pay its long-term debt.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                   THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003
             COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002.


Liquidity and Capital Resources (continued)
-------------------------------------------
Under the new agreement the Company may borrow from the factor up to 90% of the amount of each account sold to the factor, plus 40% of eligible inventory or $1,000,000 whichever is smaller. Interest rates on the outstanding loan balance is LIBOR + 2.50%.

The Company's working capital at September 27, 2003, aggregated $4,248,000 representing a working capital ratio of 2.4 to 1 compared with a working capital of $6,188,000 at December 28, 2002, and a working capital ratio of 3.5 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at September 27, 2003:


    Cash, cash equivalents and receivables...........          $4,899,000
         Current liabilities..............................      3,058,000
                                                                ---------

         Excess of quick assets over current liabilities..     $1,841,000


The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

During the thirty-nine weeks of 2003, the Company acquired and made deposits on new machinery and equipment of approximately $107,000 as set forth in the accompanying Statement of Cash Flows. For the balance of 2003, the Company does not anticipate any major acquisition of machinery and equipment. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the thirty-nine weeks ended September 27, 2003, to $2,186,000 from $4,191,000 at December 28, 2002. See accompanying Statement of Cash Flows.


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

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                   THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003
             COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002.


Forward Looking Statements (continued)
-------------------------- Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies, policies and legislation, and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes; such as, changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.


                                BURKE MILLS, INC.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------
The Company has not purchased any instruments or entered into any arrangements resulting in market risk to the Company for trading purposes or for purposes other than trading purposes. There have been no changes in interest rates in the Company's long-term or current maturities of long-term debt that would have a material impact on the financial position, results of operations or cash flows of the Company during the thirty-nine week period ended September 27, 2003.


Item 4 - Controls and Procedures
---------------------------------
Within the 90 days prior to the date of this report, the Company's chief executive officer and chief financial officer with the participation of other person's in the Company's management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedure. The term "disclosure controls and procedures" means the controls and other procedures of the Company that are designed to insure that information required to be disclosed by the Company in its reports to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its chief executive officer and its chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports filed with the SEC by the Company. There have been no significant changes in the Company's

                                BURKE MILLS, INC.
Item 4 - Controls and Procedures (continued)
---------------------------------
internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

During the thirteen weeks ended September 27, 2003, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during said fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

        (b) The Company filed a report on Form 8-K on August 14, 2003.
Reported was the Company's news release dated August 14, 2003 reporting operating results for the second quarter of 2003 (the thirteen weeks ended June 28, 2003). The report contained condensed statements of operations and retained earnings for the second quarter of 2003 and the second quarter of 2002 and condensed balance sheets at June 28, 2003 and December 28, 2002 (the Company's previous fiscal year end).

                                BURKE MILLS, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 10, 2003                    BURKE MILLS, INC.

                                        By: s/Humayun N. Shaikh
                                            ----------------------
                                            Humayun N. Shaikh
                                            Chairman of the Board
                                           (Principal Executive Officer)


Date: November 10, 2003                 By: s/Thomas I. Nail
                                            -----------------------
                                            Thomas I. Nail
                                            President and COO
                                           (Principal Financial Officer)

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


Date:    November 10, 2003



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


Date:    November 10, 2003



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


                                                s/Humayun N. Shaikh
Date:    November 10, 2003                      ----------------------
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


                                                s/Thomas I. Nail
Date:    November 10, 2003                      --------------------
                                                  Thomas I. Nail
                                                  President and COO
                                                  (Chief Financial Officer)