Form 10-K
period 2004-01-03
BURKE MILLS INC
filed 2004-04-02
CIK 15486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year Ended
                                 January 3, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price as of the last business day of the registrant's most recently completed second fiscal quarter) was $891,459.

The number of shares outstanding of the registrant's only class of common stock as of March 3, 2004 is 2,741,168 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement related to the annual meeting of shareholders of the Company scheduled for May 18, 2004, which is to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report.

                                BURKE MILLS INC.
                                     PART I

ITEM 1 - BUSINESS
------------------
   (a) General Development of Business - The Company's general development of business consisted of improving operating performance in all areas of the Company, maintaining sales in a down economy, and strengthening its balance sheet.

   During 2003, the Company continued to experience a very weak textile economy causing a very competitive market, a shrinking potential customer base, and an erosion in customer credit quality. The Company's customers were affected by the weak economy and also by competition from imports.

   The Company restructured its financing during the year and paid off its long-term debt.

   (b) Financial Information about Industry Segments - The Company had only one industry segment during the fiscal year ended January 3, 2004.

   (c) Narrative Description of Business - The Company is engaged in texturing, winding, dyeing, processing and selling of filament, novelty and spun yarns, and and in the dyeing and processing of these yarns for others on a commission basis.

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

   The dollar amount of backlog of unshipped orders as of January 3, 2004 was $1,519,000 and as of December 28, 2002 was $1,017,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or canceled in the future.

   The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

   With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 61 days. On average, the Company turns its inventory approximately 5 to 7 times each year. The Company meets its delivery schedules on a consistent on-time basis, and has a ready supply of raw materials from suppliers. For the fiscal year ended January 3, 2004 approximately 3% of the Company's sales were from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers to return merchandise except where the merchandise is defective.

                            BURKE MILLS, INC. PART I

------------------------------
The Company rarely extends payment terms to its customers beyond sixty (60) days and has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

   Substantially all of the Company's manufacturing operations are run by electrical energy purchased from local utility companies, and fuel oil or natural gas are used to heat the premises and fuel the boilers. The Company has not experienced any shortages in electricity, oil or gas during the fiscal year, and has made no other arrangements for alternate sources of energy. While energy related difficulties are not expected to prevent the Company from achieving desired production levels, energy shortages of extended duration could have an adverse impact on operations.

   The Company has established a recycling program for its major waste items: yarn, cardboard, plastic tubes and cleaning fluid.

   The Company believes its manufacturing operations are in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such changes. Compliance by the Company during the fiscal year ended January 3, 2004 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings, or the competitive position of the Company.

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

   On, February 17, 2004, the Company had 170 employees. The Company's yarn division is its only division. During the fiscal year ended January 3, 2004 sales to one customer, Quaker Fabric Corporation, exceeded ten percent of the Company's revenue. The loss of this customer would have a material adverse effect on the Company in the short run, but the Company believes that it would be able to replace the business within a reasonable time.

   The Company owns 49.8% of the stock and 50% of the voting control of Fytek, S.A. de C.V. (Fytek), a Mexican corporation with its principal place of business in Monterrey, Mexico. The other shareholders in Fytek are Fibras Quimicas, S.A., a Mexican Corporation, and Teijin, Inc., a Japanese company. The purpose of Fytek is the manufacture, marketing, and distribution of yarns. The Company acquires yarn from Fytek. Fytek began production in the fourth quarter of 1997.

   The Company and its joint venture partner are evaluating the benefit of the Fytek joint venture, and there is a high probability that a formal decision will be made in the first quarter of 2004 to discontinue Fytek's operations.

   (d) Financial Information about Geographic Areas. For each of the last three fiscal years of the Company, revenues of the Company from external customers is as follows:

                            BURKE MILLS, INC. PART I

     Country of Domicile      2003            2002             2001

           Mexico          $  272,000      $  567,000       $  231,000
           Canada              -0-             66,000        1,340,000
           Honduras           980,000          221,000         786,000
           Barbados            -0-             140,000         673,000
                            ----------      ------------    ----------
       Total..........     $1,252,000      $   994,000      $3,030,000


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

The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven (7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended January 3, 2004 are as follows:

                              Pounds/Year 2003
     Department                  Capacity         Utilization
     ----------                  --------         -----------
     Winding Machines            21,155,000           8%
     Texturing Machines             816,000          28%
     Dyeing Equipment            25,800,000          35%

                            BURKE MILLS, INC. PART I

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


                                     PART II
                                    ----------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------
   (a) The principal United States (or other) market in which the Company's common stock is being traded is the Nasdaq over-the-counter bulletin board market. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two years ended December 31, 2003, and on the latest practicable date (as obtained from Commodity Systems, Inc.) is as follows:

                  Quarter Ending
                     2003                  High Bid         Low Bid
                  ------------             --------         --------
                  March 31                  $0.85           $0.61
                  June 30                   $1.48           $0.70
                  September 30              $1.20           $0.76
                  December 31               $1.20           $0.85


                  Quarter Ending
                     2002                  High Bid         Low Bid
                  ------------             --------         --------
                  March 31                  $0.92            $0.40
                  June 30                   $1.62            $0.51
                  September 30              $1.30            $1.15
                  December 31               $1.40            $0.64

                  February 17,   2004       $1.01            $1.01

   Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

   (b) As of February 17, 2004 there were 360 holders of record of the common stock of the Company.

   (c) The Company has declared no dividends on its common stock during the past two fiscal years.

   (d) Securities Authorized For Issuance Under Equity Compensation Plans. No equities securities of the Company are authorized for issuance under equity compensation plans.


ITEM 6. SELECTED FINANCIAL DATA
--------------------------------
The following selected financial data set forth for the five fiscal years ended January 3, 2004 have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.

                            BURKE MILLS, INC. PART II

--------------------------------
                                   (in thousands except per share data)
                                               Years Ended
                                  ----------------------------------------
                                  Jan. 3  Dec. 28   Dec. 29  Dec. 30   Jan. 1
                                   2004     2002      2001     2000     2000
                                   ----     ----      ----     ----     ----
SELECTED INCOME STATEMENT DATA
  Net Sales                      $24,815  $29,990   $37,194   $39,456  $42,840
  Cost of Sales                   24,237   27,968    33,711    37,123   38,779
                                 -------   -------   -------  -------  -------
  Gross Profit                   $   578 $ 2,022   $ 3,483   $ 2,333  $ 4,061
                                 -------   -------   -------   ------   ------
  Income (loss) before income
     taxes                       $(2,222) $  (641)  $   487   $(1,390) $  (300)
  Income Taxes (credit)              282     (322)      172      (540)     (98)
                                 -------   -------   -------   -------  -------
  Net Income (loss)              $(2,504) $  (319)  $   315   $  (850) $  (202)
                                 =======   =======  =======    =======  =======
  Per Share (Note A)
    Net income (loss)            $ (.91)  $  (.12)  $   .11   $  (.31) $  (.07)
                                 ======== ========  =======   ======== ========
  Cash dividends declared
         Per common share          None      None      None     None     None
                                 =======   =======   =======  =======  =======
  Weighted average number
    of common shares outstanding   2,741     2,741     2,741    2,741    2,741
                                 =======   =======   =======  =======  =======


SELECTED CASH FLOW DATA
  Capital expenditures           $   127   $   888   $   388  $   631  $ 4,640
                                 =======   =======   =======  =======  =======
   Depreciation                  $ 2,010   $ 2,055   $ 2,203  $ 2,332  $ 1,839
                                 =======   =======   =======  =======  =======
  Cash provided (used) by
    operating activities         $   (40)  $ 2,110   $ 4,301  $ 1,386  $    74
                                 =======   =======   =======  =======  =======


SELECTED BALANCE SHEET DATA
  Current assets                 $ 4,445   $ 8,670   $10,132  $ 9,161  $ 9,988
  Current liabilities              1,181     2,482     3,322    3,503    4,381
                                  ------     -----     -----    -----    -----
  Working capital                $ 3,264   $ 6,188   $ 6,810  $ 5,658  $ 5,607
                                 =======   =======   =======   =======  ======
  Current ratio                     3.76      3.49      3.05     2.62     2.28
                                    ====      ====      ====     ====     ====
  Total assets                   $13,138   $20,225   $22,803  $23,994  $25,995
                                 =======   =======   =======  =======  =======
  Long-term debt                 $   -0-   $ 2,920   $ 4,098  $ 5,241  $ 5,551
                                 =======   =======   =======  =======  =======
  Deferred income tax liability  $ 1,374   $ 1,735   $ 1,977  $ 2,159  $ 2,122
                                 =======   =======   =======  =======  =======
  Shareholders' equity           $10,583   $13,088   $13,406  $13,091  $13,941
                                 =======   =======   =======  =======  =======

(A) Income per share has been computed based on the weighted average number of common shares outstanding during each period.

                            BURKE MILLS, INC. PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
EXECUTIVE SUMMARY
-----------------
The Company's major market is supplying packaged dyed polyester yarn for home, contract, and automotive upholstery. Although the Company has increased its customer base and not lost any major customers, sales have declined in each of the last three years. The sales decline can be attributed to the following:

        o  Weak textile economy.
        o Imports of finished products that compete with the Company's customers' products.
        o Exodus of apparel manufacturing from the U.S., causing other package dyers to compete in the company's markets.
        o Over capacity in the industry has caused competitive biding for business and driven down prices.

The Company has not experienced any major bad debt write offs, but the credit quality of its customers has eroded and it is more difficult to collect account receivables within credit terms.

In 2003, the Company hired an additional salesman and has begun to supply other fibers in addition to polyester. The Company is also expanding its marketing of sewing thread. The Company believes that its major emphasis must be increasing sales, but there is no assurance that with the current market conditions sales will not continue to decline.

Polyester yarn is the Company's major raw material. In January 2004 two major suppliers announced price increases. The Company has not yet received a price increase from its suppliers, but believes it is a possibility that prices will be raised in the second quarter of 2004. The Company will try to pass any price increase to its customers, but with the competitive nature of the market there is no assurance that all of the increase can be recovered.

Over the last three years, the Company has been able to reduce overhead expenses except for employee health cost, all insurance cost, and fuel oil and natural gas costs. All of these costs have been discussed in the national media as a problem for domestic companies.

The employee health claims are self-funded by the Company with specific and aggregate stop loss insurance. During the last year cost increased due to higher utilization by employees, medical inflation, and higher premiums for stop loss insurance. The Company is continuously modifying the plan to reduce cost.

Property insurance has increased due to a firm market and world events. Directors and officers insurance has increased due primarily to corporate scandals.

The Company has the ability to switch between natural gas and fuel oil to power its boilers. Equivalent cost is calculated and the less expensive fuel is used.

Fytek, the Company's joint venture in Mexico, has experienced a decline in sales for each of the last three years. In the first quarter of 2004 the Company will meet with its joint venture partner and decide the fate of the joint venture. There is high probability that the joint venture will be terminated. If Fytek operations are discontinued, yarns sold to the Company by Fytek would be purchased domestically or produced by the Company.

If the joint venture is terminated, the Company believes that there will be a cash disbursement to the partners. At year end the joint venture had cash in excess of liabilities, and with liquidation of the other assets, there will be cash available for distribution.

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
EXECUTIVE SUMMARY (continued)
----------------------------------
During 2003 the Company paid off its long-term debt and enters 2004 with a strong balance sheet. There is no plan for large capital expenditures. Any capital spending will have to generate a strong payback.

The Company will continue its efforts to increase sales and reduce cost, but with the conditions discussed above, there is no assurance that the Company can return to profitability in 2004.

        ------------------------------------------------------------

The following table sets forth selected operating data of the Company as percentages of net sales for the periods indicated.

                                        Relationship to Total Revenue
                                             For the Year Ended
                                       ------------------------------
                                        Jan. 3    Dec. 28    Dec. 29
                                         2004      2002       2001
                                         ----      ----       ----
Net Sales                               100.0%    100.0%     100.0%
Cost of Sales                            97.7      93.3       90.6
                                        ------    ------     ------
Gross profit margin                       2.3       6.7        9.4

Selling, general, administrative and
  factoring expenses                     10.8       8.6        7.4
                                        ------    ------     ------
Operating earnings/(loss)                (8.5)     (1.8)       2.0
Other income                              0.4       0.3        0.2
Other expenses                           (0.6)     (0.6)      (1.0)
                                        ------    ------     ------
Income (loss) before income taxes and
  net equity in affiliates               (8.8)     (2.1)       1.2
Income taxes (credit)                     1.1      (1.1)       0.5
                                        -------   -------    -------
                                         (9.9)     (1.0)       0.7
Equity (Loss) in Net Earnings
  Of Affiliate                           (0.2)      0.1        0.1
                                        -------    ------    -------
Net income (loss)                       (10.1)%    (1.1)%      0.8%
                                        =======   =======    =======


                  Results of Operations: 2003 Compared to 2002
                  --------------------------------------------
Net Sales
----------
Net sales for 2003 decreased to $24.8 million from $29.9 million in 2002 or 17.1%. The Company has not lost any major customers, but as a result of a weak textile economy and competition from imports, the Company's customers have experienced a decrease in sales.


Cost of Sales and Gross Margin
-------------------------------
Cost of sales for 2003 decreased to $24.2 million compared to $28.0 million in 2002 or 13.3%.

Material cost decreased $3,457,000 or 19.4%. The decrease in material cost was primarily due to a decrease in sales and sales mix.

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Results of Operations:  2003 Compared to 2002 (continued)
--------------------------------------------
Cost of Sales and Gross Margin (continued)
-------------------------------------------
Direct labor decreased by 16.9%, mainly as a result of lower sales volume.

Overhead expenses decreased by only .1%. Although the Company reduced indirect labor, water and electricity cost, natural gas and fuel oil increased 26.6%, employee health claims increased 9.1%, and equipment repair cost increased by 40.0%. The Company also had 53 weeks in 2003 compared to 52 weeks in 2002.

Selling, General and Administrative Expenses
---------------------------------------------
Selling, general and administrative expenses decreased by 8.6%. Although the Company added a sales person in first quarter of 2003 and had one extra week in 2003, the Company was able to effect an overall reduction in selling, general, and administrative expenses.

Factor's Charges
-----------------
During the fourth quarter of 2003, the Company changed factors and paid a minimum fee to the old factor per the factoring agreement. This fee was approximately $42,000. Consequently, the factoring expense for 2003 increased $35,000 or 28.7% compared to 2002.

Interest Expense
-----------------
Interest expense decreased by $87,000 or 48.7%. The decrease was due to a lower average long-term debt.

The Company paid off its long-term debt the last week of December 2003.

Interest Income
----------------
Interest income decreased by $24,000 or 50.3% as a result of lower average funds invested.

Gain (Loss) on Disposal of Equipment
------------------------------------
In 2003 the Company wrote off equipment with a net book value of $268,000. With the decrease in sales volume and no anticipated business increase in products that will run on the machinery, the machinery was written off as a non-performing asset. No salvage value has been assigned to the machinery as the Company has no potential buyer.

Equity in Net Earnings of Affiliate
-----------------------------------
The Company recorded its portion of a loss of ($59,000) after a charge for impairment, compared to a loss of ($8,300) after a charge for impairment in 2002. The joint venture began operations in November of 1997.

Fytek sales in 2003 were $2,305,000 with a loss before taxes of ($139,000), and a after tax loss of ($87,000). The balance at the end of 2003 in Fytek's stockholders equity was $1,559,000 compared to $1,797,000 at the end of 2002. For conservative purposes the Company is taking a charge for impairment against the equity investment in Fytek. (See Note 10.)

Provision (Credit) for Income Taxes
-----------------------------------
The Company recorded a net provision of $282,000 for income taxes compared to a credit of $322,000 in 2002. A credit of $857,000 was provided for the net loss before taxes of $2,445,000, but was more than offset as the Company recorded a valuation allowance of $920,000 for its tax asset. See Note 9 Income Taxes for the detail of the $282,000 provision for income taxes.

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Results of Operations:  2003 Compared to 2002 (continued)
--------------------------------------------
Critical Accounting Policies and Estimates
------------------------------------------
The preparation of financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses recognized and incurred during the reporting period then ended. In addition, estimates affect the determination of contingent assets and liabilities and their related disclosure. The Company bases its estimates on a number of factors, including historical information and other assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates in the event there are changes in related conditions or assumptions. The development and selection of the disclosed estimates have been discussed with the Audit Committee of the Board of Directors. The following accounting policies are deemed to be critical, as they require accounting estimates to be made based upon matters that are highly uncertain at the time such estimates are made.

The Company is self-funded for its employee health claims. The health claims are paid by the Company after review by the Company's third party administrator. The Company's liability for health claims includes claims that the Company estimates have been incurred, but not yet presented to the administrator. A historical basis is used to establish the amount.

The Company reviews its inventory and when necessary establishes a markdown allowance for obsolete and slow moving items. The markdown allowance is determined by aging the inventory, reviewing the inventory with the salesmen, and determining a salvage value.

The Company recorded a charge for impairment for Investment in Affiliate. The charge for impairment was based on assumptions made by management of the realizable value of the affiliates assets less the affiliates liabilities compared to the value on the company's balance sheet.


                  Results of Operations: 2002 Compared to 2001
                  ---------------------------------------------

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

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Results of Operations:  2002 Compared to 2001 (continued)
--------------------------------------------
Selling, General and Administrative Expenses
---------------------------------------------
Selling, general and administrative expenses for 2002 aggregated $2.5 million as compared to $2.6 million in 2001.

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


                Results of Operations 2003 - 2001 Sales Analysis
                -------------------------------------------------
The table below sets forth an analysis of sales volume for the period 2001 to 2003, inclusive. It discloses that full yarn sales prices decreased from a high of $2.73 per pound in 2001 to $2.61 in 2003. Unit prices for commission sales have varied based on mix and market conditions.

The decrease in full yarn average sales prices is a result of a shift from dyeing and winding yarn on cones to dyeing and direct shipping which began in 1996, and competitive pressure on pricing.

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

          Results of Operations 2003 - 2001 Sales Analysis (continued)
          --------------------------------------------------------------

                                                    % of       Sales $
                                     % of         Pounds of    Per
                                   Net Sales      Yarn Sold    Pound
                                   ---------      ---------    -----
2003:
     Yarn sales                       97%            97%       $2.61
     Commission sales                  3              3         2.78
                                     ----           ----
            Total                    100%           100%
                                     ====           ====


2002:
     Yarn sales                       97%            97%       $2.67
     Commission sales                  3%             3%        2.60
                                     ----           ----
            Total                    100%           100%
                                     ====           ====

2001:
     Yarn sales                       97%            97%       $2.73
     Commission sales                  3              3         3.47
                                     ----           ----
            Total                    100%           100%
                                     ====           ====


Liquidity and Capital Resources
-------------------------------
The Company has a line of credit with its factor for accounts receivable and inventory. The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. At January 3, 2004 the Company had $1,520,000 due from its factor which should be collected over the next 60 days. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

The inventory line of credit allows the Company to borrow 40% of the value of the eligible inventory up to $1,000,000.

At year end the Company had debt under the line of credit of $142,000. The unused line of credit was approximately $1,739,000.

The Company had inventories of $1,880,000 as of January 3, 2004. The Company's average inventories aggregated approximately $2,468,000 for 2003, representing approximately 61 days inventory on hand. The Company's inventories turn approximately 5 to 7 times each year.

The Company's working capital at January 3, 2004 decreased by approximately $2,924,000 primarily as a result of a decrease in cash of $4,044,000 used to pay off the Company's long-term debt of $3,957,000. The working capital of the Company and its line of credit with its bank are deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Liquidity and Capital Resources (continued)
-------------------------------------------

                                      2003         2002         2001
                                      ----         ----         ----
     Working Capital                $3,264,000  $6,188,000   $6,810,000
     Working Capital Ratio           3.76 to 1   3.49 to 1    3.05 to 1

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at January 3, 2004 and December 28, 2002:

                                    January 3        December 28
                                       2004              2002
                                       ----              ----
     Cash, cash equivalents
           and receivables          $2,512,000        $6,460,000
     Current liabilities             1,181,000         2,482,000
                                     ---------         ---------

     Excess of quick assets
         over current liabilities   $1,331,000        $3,978,000
                                    ==========        ==========

The Company's long-term debt at the beginning of its fiscal year December 29, 2002 was $4,098,000. During the year the Company restructured its financing and paid off its long-term debt.

During 2003, the Company acquired new machinery and equipment of approximately $127,000 as set forth in the accompanying statement of cash flows. The Company financed its capital expenditures from cash provided from operations and bank financing.

The Company's long-term debt to equity ratios aggregated 0% at January 3, 2004, 22.3% at December 28, 2002, and 30.6% at December 29, 2001.

Planned capital budget expenditures are estimated at $100,000 for 2004. The Company plans to finance its capital needs from cash provided from operations and bank financing.

Contractual Obligations
-----------------------
The following is a summary of the Company's known contractual obligations as of the latest fiscal year end on January 3, 2004.

                                      Payments due by period
                           ----------------------------------------------
                                       Less                           More
                                       than 1     1-3       3-5       than 5
                         Total         year      years      years     years
                         -----         ------    ------     -----     -----
Contractual Obligations

Revolving Debt
   Obligations         $142,000       $142,000   $ -0-     $ -0-      $ -0-

Operating Lease
   Obligations         $ 86,000       $ 50,000   $34,000   $2,000     $ -0-

Unconditional purchase
   Obligations(A)    $1,339,000     $1,339,000   $ -0-     $ -0-      $ -0-


(A)Represents legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Environmental Matters
----------------------
 During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and is moving toward a solution of natural attenuation. The cost of monitoring will be approximately $31,000 per year.

Inflation
----------
The Company is experiencing increased costs for property and liability insurance and in officer and director insurance as a result of inflationary insurance markets, which were also negatively impacted from the events of September 11, 2001 and recent accounting scandals.

The healthcare cost for reinsurance has increased as well as health claims per employee.

The Company's fuel oil and natural gas cost have increased 26%.

Also, in January 2004 some major suppliers of natural yarn have announced price increases of approximately 10%.

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

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
7A. Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------
The Company has not purchased any material instruments or entered into any arrangements resulting in market risk to the Company for trading purposes or for purposes other than trading purposes. There have been no changes in interest rates in the Company's long-term or current maturities of long-term debt that would have a material impact on the financial position, results of operations or cash flows of the Company during the period ended January 3, 2004.


Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

Independent Auditors' Report

To the Stockholders and
Board of Directors of
Burke Mills, Inc.


We have audited the accompanying balance sheet of Burke Mills, Inc. as of January 3, 2004 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. at January 3, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



BDO Seidman, LLP
High Point, North Carolina

February 9, 2004

                                BURKE MILLS, INC.
                                     PART II
                                  BALANCE SHEET

                                                January 3      December 28
                                                  2004           2002
                                                  ----           ----
             ASSETS
Current Assets
  Cash and cash equivalents                    $   147,062     $4,191,173
  Accounts receivable                            2,365,284      2,269,089
  Inventories                                    1,880,477      2,095,863
  Prepaid expenses, taxes, and other
    current assets                                  52,633        114,000
                                                ----------     ----------
Total Current Assets                             4,445,456      8,670,125
                                                ==========     ==========

Equity Investment in Affiliate                     553,180        612,275
                                                 ---------     ----------

Property, plant & equipment - at cost           30,513,251     31,161,672
  Less: accumulated depreciation                22,450,432     20,939,167
                                                ----------     ----------
       Property, Plant and Equipment- Net        8,062,819     10,222,505
                                                ----------     ----------
Other Assets
  Deferred income taxes                             60,000        703,200
  Deferred charges and other                        16,575         16,575
                                                ----------     ----------
Total Other Assets                                  76,575        719,775
                                                ----------     ----------
                                              $ 13,138,030    $20,224,680
                                               ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt         $   141,514      $1,178,571
  Accounts payable                                 871,695       1,097,131
  Accrued salaries and wages                        54,050         100,848
  Other liabilities and accrued expenses           113,412         105,595
                                                 ----------      ----------

        Total Current Liabilities                1,180,671       2,482,145

Long-Term Debt                                        -0-        2,919,643
Deferred Income Taxes                            1,374,000       1,735,400
                                                ----------      ----------
Total Liabilities                                2,554,671       7,137,188
                                                ----------      ----------
Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding - 2,741,168 shares   1,809,171      1,809,171
  Paid-in capital                                3,111,349      3,111,349
  Retained earnings                              5,662,839      8,166,972
                                                ----------     ----------
         Total Shareholders' Equity             10,583,359     13,087,492
                                                ----------     ----------
                                               $13,138,030    $20,224,680
                                               ===========    ===========

See notes to financial statements.
Page 16

                                BURKE MILLS, INC.
                                     PART II
                            STATEMENTS OF OPERATIONS

                                              Years Ended
                                 ----------------------------------------
                                 January 3     December 28    December 29
                                   2004           2002           2001
                                   ----           ----           ----
Net Sales                       $24,814,941     $29,989,912   $37,194,240
                                 -----------    -----------   -----------

Costs and Expenses
  Cost of sales                 $24,237,006     $27,967,612   $33,711,559
  Selling, general and
    administrative expenses       2,243,263       2,454,973     2,593,320
  Factor's charges                  157,072         122,032       155,843
  Loss (gain) on disposal of
    property assets                 276,468         (5,144)        10,265
                                -----------     -----------   -----------
  Total Costs and Expenses       26,913,809      30,539,473    36,470,987
                                -----------     -----------   -----------
Operating Earnings (Loss)        (2,098,868)       (549,561)      723,253
                                -----------     -----------   -----------
Other Income
  Interest income                    24,030          48,378        73,801
  Other, net                         67,720          56,523        42,853
                                -----------     -----------   -----------
           Total Other Income        91,750         104,901       116,654
                                -----------     -----------   -----------
Other Expenses
  Interest expense                   91,176         177,916       367,250
  Other, net                         64,944             -0-        19,787
                                -----------     -----------   -----------
Total Other Expenses                156,120         177,916       387,037
                                -----------     -----------   -----------

Income (Loss) Before Provision (Credit)
   for Income Taxes and Equity in
   Net Earnings of Affiliate     (2,163,238)       (632,864)      452,870

Provision (Credit)
   for Income Taxes                 281,800        (322,400)      171,949
                                -----------      -----------   -----------
Income (Loss) Before Equity in
  Net Earnings of Affiliate      (2,445,038)       (310,464)      280,921

Equity in Net Earnings (Loss)
    of Affiliate                    (59,095)         (8,317)       33,864
                                -----------      ----------   -----------
Net Income (Loss)              $ (2,504,133)   $   (318,781)  $   314,785

Retained Earnings at
   Beginning of Period            8,166,972       8,485,753     8,170,968
                                -----------      ----------   -----------
Retained Earnings at
   End of Period               $  5,662,839    $  8,166,972   $ 8,485,753
                               ============    ============   ===========

Basic and Diluted
Net Earnings (Loss) per share  $      (.91)    $      (.12)   $       .11
                               ============    ============   ===========

Weighted Average Common
  Shares Outstanding              2,741,168      2,741,168     2,741,168
                                 ===========    ===========   ===========


See notes to financial statements.
Page 17

                                BURKE MILLS, INC.
                                     PART II
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED January 3, 2004

                                   Common Stock
                                   No Par Value
                                   Stated Value
                                   $.66 Per Share
                                   5,000,000 Shares
                                     AUTHORIZED

                                                                    Total
                     Shares     Common      Paid-In     Retained   Shareholders
                     Issued     Stock       Capital     Earnings    Equity
                     ------     ------      -------     --------    ------
Balance at Dec. 30,
   2000             2,741,168  $1,809,171  $3,111,349  $8,170,968  $13,091,488

Net Income
   for the year ended    -          -          -          314,785      314,785
   Dec. 29, 2001    ----------  ---------- ----------   ----------   ----------

 Balance at         2,741,168  $1,809,171  $3,111,349  $8,485,753  $13,406,273
   Dec. 29, 2001

Net Loss
   for the year ended    -       -          -          $ (318,781) $ (318,781)
   Dec. 28, 2002    ----------  ---------- ----------   ----------   ----------

Balance at
   Dec. 28, 2002     2,741,168  $1,809,171  $3,111,349  $8,166,972  $13,087,492

Net Loss
    for the year ended
    Jan. 3, 2004          -          -          -       (2,504,133)  (2,504,133)
                    ----------  ----------  ----------  -----------  -----------
Balance at
    Jan. 3, 2004    2,741,168   $1,809,171  $3,111,349  $5,662,839  $10,583,359
                    ==========  ==========  ==========  ==========  ===========


See notes to financial statements.

                                BURKE MILLS, INC.
                                     PART II
                            STATEMENTS OF CASH FLOWS

                                                    Years Ended
                                          -----------------------------------
                                            January 3   December 28  December 29
                                              2004         2002         2001
                                              ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                        $(2,504,133) $ (318,781)  $  314,785
                                            ----------   ----------   ---------
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    Depreciation                             2,010,674   2,055,226    2,203,324
    Loss (gain) on sales of plant & equipment
      including loss on disposals              276,468       5,143       15,179
    Allowance for mark-down inventory           96,000         -0-          -0-
    Deferred income taxes                      281,800    (338,000)     144,700
    Loss (income) in net earnings
      of affiliate                              59,095       8,317      (33,864)
Changes  in  assets  and  liabilities:
    Accounts receivable                        (96,195)    402,235      416,745
    Inventories                                119,386   1,124,331    1,413,784
    Prepaid expenses, taxes & other
        current assets                          61,367     (17,913)      37,624
    Other non-current assets                       -0-      29,194      (29,194)
    Accounts payable                          (225,436)   (622,936)    (177,241)
    Accrued salaries & wages                   (46,798)   (152,734)      33,520
    Other liabilities and accrued expenses       7,817     (63,699)     (38,510)
    Income taxes payable                           -0-         -0-          503
                                            ----------   ---------    ---------
        Total adjustments                    2,544,178   2,429,164    3,986,570
                                            ----------   ---------    ---------
Net cash provided by operating activities       40,045   2,110,383    4,301,355
                                            ----------   ---------    ---------

Cash flows from investing activities:
  Acquisition of property, plant
      and equipment                           (127,456)   (887,679)   (387,520)
  Proceeds from sales of plant
      and equipment                                -0-       2,700      68,000
                                             ----------   ---------   ---------
Net cash (used) by investing activities       (127,456)   (884,979)   (319,520)
                                             ----------   ---------   ---------

Cash flows from financing activities:
  Net proceeds from revolving bank line        141,514          -0-         -0-
  Principal payments of long-term debt      (4,098,214)  (1,178,571) (1,142,857)
                                            ----------   ----------- ----------
Net cash provided (used) by financing
  activities                                (3,956,700)  (1,178,571) (1,142,857)
                                            ----------   ----------- ----------
Net increase (decrease) in cash and
  cash equivalents                          (4,044,111)      46,833   2,838,978
Cash & cash equivalents at beginning
  of year                                    4,191,173    4,144,340   1,305,362
                                            ----------   ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR   $   147,062   $4,191,173  $4,144,340
                                           ===========   ==========  ==========



See notes to financial statements.
Page 19

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Accounting period - The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 2002 and 2001 ended on December 28 and December 29, respectively. The two fiscal years consisted of 52 weeks. Fiscal year 2003 ended on January 3, 2004 and consisted of 53 weeks.

Revenue recognition - Revenues from sales are recognized at the time shipments are made to the customer. Related shipping and handling costs are included in cost of sales.

Cash and cash equivalents - For the purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, deposits in banks, and all highly liquid debt instruments with a maturity of three months or less when purchased.

Accounts Receivable - Substantially all of the Company's accounts receivable are due from manufacturers in the furniture, contract, automotive upholstery and apparel industries. Over 50% of the Company's accounts receivable are factored without recourse. The Company grants credit to non-factored customers and generally does not require collateral. Management continuously performs credit evaluations of its customers, considering numerous inputs including past payment history, financial condition, operating performance, and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the financial statement, it is possible that the Company could experience unexpected credit losses.

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

Accounting for possible impairment of long-lived assets - Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

In 2003 the Company wrote off equipment with a net book value of $268,000. With the decrease in sales volume and no anticipated business increase in products that will run on the machinery, the machinery was written off as a non-performing asset. No salvage value has been assigned to the machinery, as the Company has no potential buyer.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------
Earnings per share - Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the respective periods.

Recent accounting pronouncements - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates are the liability for self-funded health claims, inventory markdowns, and the investment value of affiliates.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Because the realization of tax benefits related to the Company's net deferred tax asset is uncertain, a valuation allowance has been provided against the net deferred tax asset.


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

                 The Company had foreign sales as follows:

                    Country           2003           2002          2001
                    -------           ----           ----          ----
                    Mexico            1.10%          1.89%          .62%
                    Canada             .0%            .22%         3.60%
                    Honduras          3.95            .74%         2.11%
                    Barbados           .0%            .47%         1.81%
                                      ----           ----          ----
       Total..........                5.05%          3.32%         8.14%

Other than sales as shown above, the Company had no other sales in foreign markets during the three year period ended January 3, 2004. For the three year period ended January 3, 2004, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are upholstery and industrial uses through the knitting and weaving industry.

In connection with sales to major customers, one customer exceeded 10% of the Company's sales during each of the three years ended January 3, 2004. For the purpose of this determination, sales to groups of companies under common control have been combined and accounted for as sales to individual companies.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE (continued)
-----------------------------------------------------
The Company has one customer to exceed 10% each of the three years for fiscal years 2003, 2002, and 2001. The customer's percentage of sales was 25.5%, 35.8%, and 30.1% respectively.

The Company has equipment located in Mexico that is leased to its joint venture Fytek. The equipment has a net book value of $74,000.


NOTE 3 - ACCOUNTS RECEIVABLE
--------------------------------
Accounts receivable comprise the following:

                                      January 3          December 28
                                        2004                2002
                                        ----                ----
     Due from factor on
          regular factoring account   $1,520,000         $1,669,000
     Non-factored accounts
          receivable                     845,000            600,000
                                      ----------          ---------
               Total                  $2,365,000         $2,269,000
                                      ==========         ==========

Pursuant to a factoring agreement, the Company sells substantial portions of its accounts receivable to a commercial factor without recourse, up to maximum credit limits established by the factor for individual accounts. The factor assumes the credit risks for these accounts and effects the collection of the receivables. Amounts invoiced to customers on accounts receivable factored in excess of the established maximum credit limits are sold to the factor with recourse in the event of nonpayment by customers. The Company had accounts receivables of $232,000 at January 3, 2004 that had been sold to the factor with recourse. At December 28, 2002 there were no accounts receivables sold to the factor with recourse.

The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the collection of the receivables sold (as defined), it is required to pay interest to the factor on these advances. The Company incurred no interest costs during 2002 and 2001, inasmuch as it borrowed no funds from its factor during these years. In 2003 the Company incurred $42.

The Company's factor is collateralized by the accounts receivable sold to the factor, and the factor has filed a UCC-1 to evidence ownership of the receivables and to separate the receivables from the Company's creditors.


NOTE 4 - INVENTORIES
----------------------
Inventories are summarized as follows:

                                     January 3,        December 28,
                                        2004              2002
                                        ----              ----
     Finished & in process          $1,123,000         $1,359,000
     Raw materials                     473,000            445,000
     Dyes & chemicals                  194,000            203,000
     Other                              90,000             89,000
                                    ----------         ----------
     Total                          $1,880,000         $2,096,000
                                    ==========         ==========

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
------------------------------------------
Major classifications of property, plant and equipment are as follows:


                              January 3, 2004          December 28, 2002
                             ------------------       -------------------
                                      Accumulated               Accumulated
                            Cost      Depreciation    Cost      Depreciation
                            ----      ------------    ----      ------------

Land                      $  156,425  $     --    $  156,425   $     --
Land improvements            182,913      113,609    182,913      107,291
  Building & improvements  6,385,441    4,984,321   6,385,441    4,839,589
  Plant machinery &
    equipment             22,638,551   16,337,321  23,300,323   15,111,127
  Office equipment           966,132      895,683     955,624      769,285
  Automotive equipment       183,789      119,498     180,946      111,875
                          ----------   ----------  ----------   ----------
Total                    $30,513,251  $22,450,432 $31,161,672  $20,939,167
                         ===========  =========== ===========  ===========


NOTE 6 - LINE OF CREDIT LOAN
-----------------------------
The Company has a revolving credit agreement with its factor. Under the agreement the Company can borrow up to 90% of the face amount of each account sold to the factor and up to 40%, or $1,000,000 (whichever is lesser) on eligible inventory. The borrowing rate is LIBOR plus 2.5%. At year end the borrowing rate was 3.6%. The factor holds a first lien position on the Company's inventory. At year end the Company had debt under the line of credit of $142,000. The unused line of credit was approximately $1,739,000.

The Company classified the revolving debt as a current liability on its balance sheet.


NOTE 7 - LONG-TERM DEBT
-----------------------
At December 28, 2002, the Company had long-term debt of $4,098,214. The debt consisted of two bank loans. The first bank loan was entered into March 29, 1996 and had a remaining balance of $2,312,500. Monthly installments were $62,000 plus interest at LIBOR plus 1.90%. The second bank loan was entered into February 29, 2000 and had a remaining balance of $1,785,714. Monthly installments were $35,714 plus interest at LIBOR plus 1.90%.

In the fourth quarter of 2003, the Company paid off its long-term debt. The Company used its cash and a revolving loan (see Note 6). Subsequently, the first liens held by the lender on real estate and equipment are terminated.


NOTE 8 - OTHER LIABILITIES AND ACCRUED EXPENSES
----------------------------------------------
Other liabilities and accrued expenses consist of the following:

                                       January 3     December 28
                                         2004            2002
                                         ----            ----
Employee insurance                     $ 70,000      $ 70,000
Payroll taxes payable                     8,100         4,000
Other                                               35,300      32,000
                                        --------      --------
       Total                           $113,400      $106,000
                                       =========      ========

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

The items that comprise deferred tax assets and liabilities are as follows:

                                               Jan. 3        Dec. 28
                                                2004          2002
                                                ----          ----
Deferred tax assets:
  Alternative minimum taxes paid            $  349,000     $  349,000
Net operating loss carryover                   530,000        342,700
Charitable contributions carryover              12,000         11,500
State Tax Credits                               41,000             -0-
Other                                            3,000             -0-
Inventory                                       45,000             -0-
                                              ---------      ---------
Sub-Total                                    $ 980,000     $  703,200
Valuation Allowance                           (920,000)            -0-
                                              ---------      ---------
Total                                        $  60,000     $  703,200
                                             ==========     ==========
Deferred tax liabilities:
  Accelerated depreciation for
     tax purposes                           $1,374,000     $1,725,000
  Undistributed earnings of foreign
     affiliate, net of tax credit                  -0-         10,400
                                             ---------      ---------
                                            $1,374,000     $1,735,400
                                            ==========     ==========

At January 3, 2004, the Company had a net operating loss carry forward of approximately $1,316,000 which expires in various amounts starting 2022-2023.

The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:

                                                 Years Ended
                                   -----------------------------------------
                                    January 3      December 28    December 29
                                      2004         2002           2001
                                      ----            ----           ----
Income (loss) before income taxes
   (credit)                       ($2,223,000)     $(641,180)     $  452,870
Federal income taxes                    34%            34%             34%
                                     --------      ----------      ---------
Computed taxes (credit) at maximum
     statutory tax                   (756,000)      (218,001)        154,000
State income taxes (credit), net of
     Federal income tax benefits     (101,000)       (50,886)            -0-
Total adjustment for foreign
     affiliate earnings                21,000            -0-          17,949
Adjustment for deferred income taxes  194,000        (53,513)            -0-
Prior year tax examination and other    4,000             -0             -0-
                                     ---------       ---------     ---------
     Sub-Total                     $ (638,000)     $ (322,400)     $ 171,949
Valuation Allowance                   920,000             -0-            -0-
                                    ---------        ---------     ---------
Provision (credit)for Income Taxes $  282,000      $ (322,400)     $ 171,949
                                   ===========     ===========     =========

The Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. Due to the Mexican economy, sales are down. Since repatriation of cash for the total amount in the investment account is not expected, the Company believes it is prudent to record a charge for impairment for Fytek. The charge for impairment recorded for 2003 was $15,600. The Company had purchases from Fytek of $882,000 compared to $1,357,000 in 2002. Burke Mills does not guarantee any debt for it's joint venture, Fytek. The Company and its joint venture partner are evaluating the benefit of the Fytek joint venture, and there is a high probability that a formal decision will be made in the first quarter of 2004 to discontinue Fytek's operations. If Fytek operations are discontinued, yarns sold to the Company by Fytek would be purchased domestically or produced by the Company. Financial information for Fytek is as follows:

                               Statement of Income
                         (In thousands of U.S. Dollars)
                                           December 31

                                         2003        2002
                                         ----        ----
Net Sales                               $2,305      $3,827
Gross Profit                                15         680
Income from operating income              (192)        208
Income before income taxes                (139)        306
Income taxes                                52         (78)
                                          ----        ----
Net income (loss)                       $  (87)     $  228
                                         =====       =====



                                  Balance Sheet
                         (In thousands of U.S. Dollars)
                                                  December 31
                                              2003         2002
                                              ----         ----
Current assets                               $1,861       $2,448
Non-current                                     164          139
                                               ----         ----
Total assets                                 $2,025       $2,587
                                             ======       ======

Current liabilities                          $  466       $  788
Non-current liabilities                         -0-            2
                                             ------       ------
Total liabilities                            $  466       $  790

Stockholder's equity                          1,559        1,797
                                             ------       ------
Total liabilities and stockholder's equity   $2,025       $2,587
                                             ======       ======


NOTE 11 - STATEMENTS OF CASH FLOWS
----------------------------------
FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest was $91,000 in 2003, $178,000 in 2002, and $367,000 in 2001. The
Company had cash payments for state franchise taxes of $14,000 in 2003, $14,000 in 2002, and $12,000 in 2001.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 - RENTAL EXPENSES AND LEASE COMMITMENTS
-----------------------------------------------
Rental expenses under all lease commitments for the three fiscal years ended January 3, 2004, aggregated $60,000, $53,000, and $40,000, respectively.

Minimum commitments under terms of all non-cancelable leases, which consist only of leased equipment, are as follows as of January 3, 2004:

                    2004     $50,000
                    2005     $19,000
                    2006     $14,000
                    2007     $1,000
                    2008     $1,000
                    2009     $1,000


NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------
                    (in thousands of dollars except for per share amounts)
                                                    QUARTER
                                      ------------------------------------

  2003                                 First     Second    Third     Fourth
  ----                                 -----     ------    ------    ------
  Net sales                           $ 6,620   $ 5,830   $ 6,537    $ 5,828
  Cost of sales                         6,120     5,799     6,196      6,122
  Gross profit                            500        31       341       (294)
  Net income (loss)                      (119)     (300)     (182)    (1,903)
  Net income (loss) per common share  $ (0.04)  $ (0.11)  $ (0.07)   $ (0.69)

  2002                                 First     Second     Third    Fourth
  ----                                 -----     ------     ------   ------
  Net sales                           $ 8,976   $ 8,191    $ 6,997  $ 5,825
  Cost of sales                         7,919     7,610      6,710    5,728
  Gross profit                          1,057       581        287       97
  Net income (loss)                       288      (217)      (138)    (252)
  Net income (loss) per common share  $   .11   $  (.08)   $  (.05) $  (.09)

  2001                                 First     Second    Third     Fourth
  ----                                 -----     ------    ------    ------
  Net sales                           $ 9,428   $10,372    $ 9,255  $ 8,139
  Cost of sales                         8,827     9,251      8,447    7,186
  Gross profit                            601     1,121        808      953
  Net income (loss)                      (113)      220         85      123
  Net income (loss) per common share     (.04)      .08        .03      .04



NOTE 14 - EMPLOYEE BENEFIT PLAN
-----------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution in 2003, 2002, or 2001.


NOTE 15 - CONCENTRATIONS OF CREDIT RISK
--------------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15 - CONCENTRATIONS OF CREDIT RISK (continued)
----------------------------------------------------
basis. The receivables sold to the factor during a month generally mature over the next 60 days. At January 3, 2004 the Company had $1,520,000 due from its factor of which $232,000 are with recourse. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------
On October 1, 2003 Cole, Samsel & Bernstein LLC, of Lodi, NJ, the independent accountant engaged for many years by the Company as the principal accountant to audit the Company's financial statements gave notice to the Company that it would be resigning as the independent accountant for the Company. The reason stated for the impending resignation is that this accounting firm is declining to serve as the independent accountant and certifying accountant for companies with securities registered with the Securities and Exchange Commission. The Audit Committee and management of the Company commenced the process to engage a new independent accountant. The effective date of the resignation of Cole, Samsel & Bernstein, LLC was December 1, 2003.

The report of Cole, Samsel & Bernstein LLC on the financial statements of the Company for either of the past two fiscal years did not contain an adverse opinion nor a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and during the subsequent interim periods preceding the resignation of the accounting firm, there were not any disagreements with the former accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Neither the audit committee of the board of directors nor the board of directors of the Company recommended any change in the accounting firm for the Company.

During the Company's two most recent fiscal years and the subsequent interim periods preceding the resignation of the accounting firm, the accounting firm did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist; the accounting firm did not advise the Company that any information had come to the attention of the accounting firm that lead it to no longer be able to rely on management's representations or

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ACCOUNTING AND FINANCIAL DISCLOSURE (continued)
---------------------------------------------------------
that made it unwilling to be associated with the financial statements prepared by management; the accounting firm has not advised the Company of the need to expand significantly the scope of its audit nor that information has come to the attention of the accounting firm during the stated time period that, if further investigated, might (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (b) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and there was no connection between the resignation of the accounting firm and the scope of the audit or further investigation of the accounting firm; the accounting firm has not advised the Company that any information has come to the attention of the accounting firm that it has concluded materially impacts the fairness or reliability of either
(a) a previously issued audit report or the underlying financial statements or
(b) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the satisfaction of the accounting firm, would prevent it from rendering an unqualified audit report on those financial statements), and there was no issue to be resolved to the satisfaction of the accounting firm prior to its resignation.

Attached as Exhibit 99A to this report is a letter addressed to the Securities and Exchange Commission from Cole, Samsel & Bernstein, LLC provided to the Company stating that Cole, Samsel & Bernstein, LLC agrees with the statements made by the Company in this report.

Effective January 15, 2004, the Company engaged BDO Seidman LLP as the principal accountant to audit the Company's financial statements. A formal engagement letter between the Company and BDO Seidman LLP was signed on January 15, 2004.

During the Company's two most recent fiscal years and during any subsequent interim period, BDO Seidman LLP was not engaged as either the principal accountant to audit the Company's financial statements or as an independent accountant to audit a significant subsidiary and on whom the principal accountant was expected to express reliance in its report. In addition, during the Company's two most recent fiscal years and during any subsequent interim period prior to engaging BDO Seidman LLP, neither the Company, nor anyone on its behalf consulted BDO Seidman LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company and no oral advice was provided to the Company by BDO Seidman LLP which was considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; and (b) there was no matter that was a subject of disagreement as defined in paragraph 304(a)(1)(iv) of SEC Regulation S-K and the related instructions to said item, or a reportable event, as described in paragraph 304(a)(1)(v) of SEC Regulation S-K.


ITEM 9A.  CONTROLS AND PROCEDURES
----------------------------------
As of the end of the quarter ended January 3, 2004, the Company's chief executive officer and chief financial officer with the participation of other person's in the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedure. The term "disclosure controls and procedures" means the controls and other procedures of the Company that are designed to insure that information required to be disclosed by the Company in its reports to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed by the Company in the reports

                                                  BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

ITEM 9A.  CONTROLS AND PROCEDURES (continued)
---------------------------------------------
that it files or submits to the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its chief executive officer and its chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports filed with the SEC by the Company. During the quarter, there have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    PART III

The information required for Items 10, 11, 12, 13 and 14 of Part III of this report is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the annual meeting of shareholders scheduled for May 18, 2004, involving the election of directors, which is expected to be filed not later than 120 days after the end of the fiscal year covered by this report.


                                     PART IV



ITEM 15. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------
(a) The following documents are filed as a part of this report.

   1. Report of Independent Certified Public Accountants.
      ---------------------------------------------------

   2. The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II Item 8, are listed below:

                  Independent auditors' report

                  Balance sheets
                           January 3, 2004
                           December 28, 2002


                  Statements of operations
                    Year ended January 3, 2004
                           Year ended December 28, 2002
                    Year ended December 29, 2001

                        Statements of changes in shareholders' equity
                    Year ended January 3, 2004
                           Year ended December 28, 2002
                    Year ended December 29, 2001

                  Statements of cash flows
                    Year ended January 3, 2004
                           Year ended December 28, 2002
                    Year ended December 29, 2001


                  Notes to financial statements

                                BURKE MILLS, INC.
                                     PART IV


   Financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the financial statements or the notes thereto.

   3. The exhibits required by Item 601 of Regulation S-K and paragraph (c) of
Item 14 are: (a) the articles of incorporation and by-laws of the Company which are incorporated herein by reference from the Amendment on Form 8K to the annual report on Form 10-K of the Company for the fiscal year ended January 2, 1982 previously filed with the Commission; (b) Exhibit 31 - Rule 13a-14(a) certifications; (c) Exhibit 32 - Section 1350 certifications; and (d) Exhibit 99A - Letter from Cole, Samsel & Bernstein LLC; Exhibit 99B - Financial Statements of Fytek, S.A. de C. V.

     (b) During the last quarter of the period covered by this report no report on Form 8-K was filed.

     (c) See sub-Item (a)3 above.

     (d) Exhibit 99A - Letter from Cole, Samsel & Bernstein LLC referred to in
Item 9; Exhibit 99B - Audited Financial Statements of Fytek, S.A. de C.V.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 1,2004                         BURKE MILLS, INC.

                                        By:  s/Humayun N. Shaikh
                                            ----------------------
                                            Humayun N. Shaikh
                                            Chairman of the Board
                                            (Principal Executive Officer)


Date: April 1, 2004                     By:  s/Thomas I. Nail
                                            -----------------------
                                            Thomas I. Nail
                                            President and COO
                                            (Principal Financial Officer)

                                BURKE MILLS, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 1, 2004               By: s/Humayun N. Shaikh
                                      ---------------------------
                                      Humayun N. Shaikh, Director



Date: April 1, 2004               By: s/Thomas I. Nail
                                      ---------------------------
                                      Thomas I. Nail, Director



Date: April 1, 2004               By: s/Richard F. Byers
                                      ---------------------------
                                      Richard F. Byers, Director



Date: April 1, 2004               By: s/William T. Dunn
                                      ---------------------------
                                      William T. Dunn, Director



Date: April 1, 2004               By: s/Robert P. Huntley
                                      ---------------------------
                                      Robert P. Huntley, Director



Date: April 1, 2004               By:  s/Robert T. King
                                       ---------------------------
                                       Robert T. King, Director


Date: April 1, 2004               By:  s/Aehsun Shaikh
                                       ---------------------------
                                       Aehsun Shaikh, Director

                                   EXHIBIT 31

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

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


                               s/Humayun N. Shaikh
Date: April 1, 2004            ---------------------------
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

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



                                s/Thomas I. Nail
Date: April 1, 2004             ---------------------------
                                 Thomas I. Nail
                                 President and COO
                                 (Principal Financial Officer)

                                   EXHIBIT 32

                  CERTIFICATION PURSUANT TO 18 U.S. CODE 1350


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


                               s/Humayun N. Shaikh
Date: April 1, 2004           ---------------------------
                                 Humayun N. Shaikh
                                 Chairman and CEO



                  CERTIFICATION PURSUANT TO 18 U.S. CODE 1350


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


                                s/Thomas I. Nail
Date: April 1, 2004            ---------------------------
                                  Thomas I. Nail
                                  President and COO
                                  (Chief Financial Officer)

                                   EXHIBIT 99A


March 4, 2004


Securities and Exchange Commission
Washington, DC 20549




Re: Burke Mills, Inc.


Dear Sir/Madam:

         Please be advised that our firm has reviewed Item 9 of the annual report on Form 10-K of Burke Mills, inc. for the fiscal year ended January 3, 2004, and we are in agreement in all respects with the disclosures contained therein.

                                Very truly yours,

                                Cole, Samsel & Bernstein LLC

                                s/Howard Bernstein
                                ------------------
                                By: Howard Bernstein


HB/ay
Enc.


Page 35 - Exhibit 99A

                                   EXHIBIT 99B

                              FYTEK, S. A. DE C. V.
                             -----------------------
                             (a Mexican corporation)

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                    CONTENTS

                                                      Page
                                                    --------
Report of independent accountants                      1

Financial statements:
Balance sheets                                         2
Statements of income                                   3
Statements of changes in stockholders' equity          3
Statements of cash flows                               4

Notes to financial statements                          4



REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------
Monterrey, N. L., January 19, 2004

To the Stockholders of Fytek, S. A. de C. V.

We have audited the accompanying balance sheets of Fytek, S. A. de C. V. as of December 31, 2003 and 2002, and the related statements of income, of changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the aforementioned financial statements present fairly, in all material respects, the financial position of Fytek, S. A. de C. V. at December 31, 2003 and 2002, and the results of its operations, the changes in its stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Alejandro Moreno A.
Pricewaterhouse Coopers

Page 1 of 10 (EX-99B)

                              FYTEK, S. A. DE C. V.

                                 BALANCE SHEETS
                            Thousands of U.S. dollars

                                                             December 31,
                                                           2003        2002
                                                           ----        ----
Assets:
Cash and cash equivalents                                $  905      $  623
Accounts receivable, net (Note 3)                           421       1,095
Burke Mills, Inc. (Stockholder)                             215         147
Inventories, net (Note 4)                                   320         583
                                                           ----        ----
Total current assets                                      1,861       2,448
Machinery and equipment, net (Note 5)                       141         139

Long-term:
Deferred income tax asset                                    23
                                                         ------      ------
Total assets                                             $2,025      $2,587
                                                         ======      ======

Current liabilities:
Suppliers                                                $  162      $  274
Payable to related parties (Note 8)                         199         385
Deferred income tax liability (Note 7)                       36          61
Sundry creditors and accrued expenses                        69          68
                                                         ------      ------
Total current liabilities                                   466         788

Long-term:
Deferred income tax liability                                             2
                                                         ------      ------
Total liabilities                                           466         790
                                                         ------      ------
Stockholders' equity:
Capital stock                                               307         307
Retained earnings                                         1,363       1,450
Cumulative translation adjustment                          (111)         40
                                                         ------      ------
Total stockholders' equity                                1,559       1,797
                                                         ------      ------
Total liabilities and stockholders' equity               $2,025      $2,587
                                                         ======      ======

The accompanying notes are an integral part of these financial statements.



Page 2 of 10 (EX-99B)

                              FYTEK, S. A. DE C. V.

                              STATEMENTS OF INCOME
                            Thousands of U.S. dollars
                                                              Years ended
                                                              December 31,
                                                            ---------------
                                                            2003      2002
                                                            ----      ----
Net sales                                                  $2,305    $3,827
Cost of sales                                              (2,290)   (3,147)
                                                           ------    ------
Gross margin                                                   15       680
Selling, general and administrative expenses                 (207)     (472)
                                                           ------    ------
Operating (loss) income                                      (192)      208
                                                           ------    ------

Interest income                                                 4         2
Interest expense                                               (1)       (1)
Exchange gain, net                                             49        84
                                                           ------    ------
                                                               52        85
                                                           ------    ------
                                                             (140)      293
Other income, net                                               1        13
                                                            ------   ------
(Loss) income before income tax                              (139)      306
Income taxes, net (Note 7)                                     52       (78)
                                                            ------   ------

Net (loss) income                                           $ (87)   $  228
                                                            ======   ======

The accompanying notes are an integral part of these financial statements.


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            Thousands of U.S. dollars

                                             Cumulative            Cumulative
                        Capital   Retained   translation           comprehensive
                         Stock    Earnings   adjustment    Total   income
                        -------   --------   ----------   -------  ------------
Balances at
   December 31, 2001     $307     $1,222      $  224      $1,753    $1,302

Net income                           228                     228       228
Foreign currency
 translation adjustment                         (184)       (184)     (184)
                                                                    -------
Comprehensive income                                                    44
                        -------   -------     -------     -------   -------
Balances at
   December 31, 2002      307      1,450          40       1,797     1,346

Net loss                             (87)                    (87)      (87)
Foreign currency
 translation adjustment                         (151)       (151)     (151)
                                                                    -------
Comprehensive income                                                  (238)
                        -------   ------      -------     -------   -------
Balances at
   December 31, 2003     $307     $1,363      $ (111)     $1,559    $1,108
                        ======    ======      =======     ======    ======

The accompanying notes are an integral part of these financial statements.


Page 3 of 10 (Ex-99B)

                              FYTEK, S. A. DE C. V.

                            STATEMENTS OF CASH FLOWS
                            Thousands of U.S. dollars

                                                     Years ended
                                                     December 31,
                                                    --------------
                                                     2003     2002
                                                    ------   ------
Net (loss) income                                   ($ 87)   $ 228
Adjustments to reconcile net income to net
   cash provided by operating activities:
Allowance for doubtful accounts                       (89)     120
Depreciation                                            6        8
Deferred income taxes (Note 7)                        (50)      64
                                                    ------  ------
                                                     (220)     420
                                                    ------  ------

Changes in operating assets and liabilities:
Accounts receivable                                   631      290
Inventories                                           225      101
Burke Mills, Inc.                                    (224)     (58)
Related parties, net                                  (20)    (450)
Suppliers                                            (173)    (196)
Sundry creditors and accrued expenses                  74      195
                                                    ------   ------
Net cash provided by operating activities             293      302
                                                    ------   ------
Effect of exchange rate changes on
   cash and cash equivalents                          (11)      (4)
                                                    ------   ------
Increase in cash and cash equivalents                 282      298

Cash and cash equivalents at beginning of the year    623      325
                                                    ------   ------
Cash and cash equivalents at end of the year        $ 905    $ 623
                                                    ======   ======

Income tax paid                                     $   0    $  39
Interest paid                                       $   1    $   1


The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
               (Thousands of U.S. dollars, except exchange rates)

NOTE 1 - INCORPORATION AND DESCRIPTION OF BUSINESS
---------------------------------------------------
Fytek, S. A. de C. V. (the "Company") is a company incorporated under the laws of Mexico. The Company is primarily engaged in manufacturing chemical fibers. For purposes of its operations, the Company leases machinery and equipment from related parties (see Note 8). The Company has no employees and technical and administrative services are provided to it by a related party. The Company is owned 50.01% by Akra Teijin, S. A. de C. V. and 49.99% by Burke Mills, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP).

Page 4 of 10 (EX-99B)

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

     Provided below is a summary of the year end and average exchange rates experienced during 2003 and 2002.

                                                               Ps per $
                                                               --------
     At December 31, 2003                           Year end    11.2360
     Year ended December 31, 2003                   Average     10.7916
     At December 31, 2002                           Year end    10.3125
     Year ended December 31, 2002                   Average      9.6607


c.   Cash and cash equivalents
     --------------------------
     Cash and cash equivalents are stated at cost, which approximates the fair value. The Company considers all highly and temporary cash investments with original maturities of three months or less to be cash equivalents.

d.   Inventories and cost of sales (Note 4)
     ---------------------------------------
     Inventories are stated at estimated replacement cost, mainly at the latest purchase prices and production costs for the year. The amounts shown for inventories do not exceed market value.

     The cost of sales is determined based on the estimated replacement costs prevailing on the dates when the sales were effected.

e.   Machinery, equipment and depreciation (Note 5)
     ----------------------------------------------
     Machinery and equipment are stated at acquisition cost, and depreciated using the straight-line method over the estimated useful lives, at an annual rate of 5% (4% in 2002).

f.   Long lived assets
     -----------------
     The Company evaluates potential impairment loss relating to long-lived assets by assessing whether the unamortized carrying amount can be recovered over the remaining life of the assets through undiscounted future expected cash flows generated by the assets and without interest charges. If the sum of the expected future undiscounted cash flows is less than the carrying amount of


Page 5 of 10 (EX-99B)
     the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell. Testing whether an asset is impaired and for measuring the impairment loss is performed for assets groupings at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.

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

k.   Concentration of credit risk
     ------------------------------
     The Company's financial statements do not include any financial instruments that represent a significant concentration of credit risk. Cash in banks are held by U. S. and Mexican financial institutions are denominated in pesos and U. S. dollars.

     Sales carried out with related parties represented 46% and 39% of Company's total sales and related production costs represented 36% and 56% in 2003 and 2002, respectively.

Page 6 of 10 (EX-99B)

NOTE 3 - ACCOUNTS RECEIVABLE
------------------------------

At December 31, this caption comprised the following:
                                                          2003     2002
                                                          ----      ----
Fariel, S. A. de C. V.                                      40      $260
Politel, S. A. de C. V.                                  $  27       108
Grupo industrial Vicza, S. A. de C. V.                       3       221
Alkahn Vicza, S. A de C. V.                                 72        87
Forcelledo caram                                            69        33
Diltex, S. A. de C. V.                                      71        97
Other accounts receivable                                  244       500
                                                          ----      ----
                                                           526     1,306
Allowance for doubtful accounts                            105       211
                                                          ----     -----
                                                          $421    $1,095
                                                          ====    ======

NOTE 4 - INVENTORIES
--------------------
At December 31, this caption comprised the following:

                                                          2003      2002
                                                          ----      ----
Finished products                                         $320      $537
Work in process                                            123       181
                                                          ----      ----
                                                           443       718
Less - Allowance for slow-moving inventories               123       135
                                                          ----      ----
                                                          $320      $583
                                                          ====      ====


NOTE 5 - MACHINERY AND EQUIPMENT
--------------------------------
At December 31, this caption comprised the following:

                                                          2003    2002
                                                          ----    ----
Machinery and equipment                                   $158    $152
Computer equipment                                           6       7
                                                          ----    ----
                                                           164     159
Less - Accumulated depreciation                             23      20
                                                          ----    ----
                                                          $141    $139
                                                          ====    ====


NOTE 6 - STOCKHOLDERS' EQUITY
------------------------------
As of December 31, 2003 and 2002 capital stock is variable with a fixed minimum of $6 and an unlimited maximum. At December 31, 2003 and 2002, the subscribed and paid-in nominal capital stock of $307, was represented by 24,450 Series "B" common, nominative shares of one hundred nominal pesos par value each.

Dividends paid from retained earnings which have not previously been taxed are subject to an income tax payable by the Company, which may be credited against the Company's taxable income in the three following years.

Page 7 of 10 (EX-99B)

NOTE 7 - INCOME TAX
-------------------
The components of income tax benefit (expense) for the years ended December 31 are as follows:

                                                            2003     2002
                                                            ----     ----
Current income tax benefit (expense)                        $  2     ($14)
Deferred income tax benefit (expense)                         50      (64)
                                                            -----    -----
                                                            $ 52     ($78)
                                                            ====     =====

The primary components of the deferred tax asset and liability at December 31, are as follows:

                                                             2003     2002
                                                             ----     ----
Inventory                                                   ($102)   ($187)
Machinery and equipment                                       (29)      (2)
Allowance for doubtful accounts                                42      102
Accrued expenses and provision                                 24       24
Tax loss carryforwards                                         52
                                                            -----    -----
Net deferred income tax liability                           ($ 13)   ($ 63)
                                                            ======   ======

Net non current deferred income tax asset                    $ 23     $  1
                                                            ======   ======
Net current deferred income tax liability                   ($ 36)   ($ 61)
                                                            ======   ======
Net non-current deferred income tax liability                        ($  2)
                                                                     ======

The following is a reconciliation of the statutory income tax rate to the effective income tax rate for the years ended December 31.
                                                             2003     2002
                                                             ----     ----
Income tax computed at statutory tax
rate of 34% and 35% in 2003 and 2002 respectively            $ 47    ($107)
                                                             ----    -----
Permanent differences:
Non-deductible items                                           (1)      (1)
Other on prior year's income tax provision                      2
Inflationary and translation adjustments                        7       26
                                                             -----    -----
                                                               55      (82)
Effect of reduction on income tax statutory rate               (3)       4
                                                             -----    -----
Income tax expense                                           $ 52     ($78)
                                                             =====    =====


NOTE 8 - BALANCES AND TRANSACTIONS WITH RELATED PARTIES
---------------------------------------------------------
Accounts payable with related parties at December 31 are as follows:

                                                                2003    2002
                                                                ----    ----
Teijin Akra, S. A. de C. V.                                    $ 199   $ 385
                                                                =====  =====

Page 8 of 10 (EX-99B)

The financial statements include the following significant transactions with related parties:

                                                           2003     2002
                                                           ----     ----
Sale of finished products                                 $1,063   $1,500
Purchase of raw and other materials                         (831)  (1,787)


Administrative and technical services:
--------------------------------------
During the years ended December 31, 2003 and 2002 the Company accrued $746 and $1,079, respectively for administrative and technical services due to Teijin Akra, S. A. de C. V., (before Fibras Quimicas, S. A. de C. V.) an affiliated company of one of the shareholders.

Operating lease:
-----------------
In November 1996, the Company entered into a five year lease agreement for buildings, machinery and equipment from one of its stockholders (Burke Mills) and an affiliated company (Teijin Akra, S. A. de C. V.), under non-cancellable operating lease agreements. These agreements expired in November 2002; however, during 2003 the Company kept paying rentals under the same terms. During the years ended December 31, 2003 and 2002, the Company paid rentals of $416, and $549, respectively, under the terms of these agreements.

Purchase and supply agreements:
-------------------------------
In 1996, the Company entered into a five year supply agreement with Burke Mills, Inc. to supply approximately $1,800, annually of polyester twisted yarn, beginning November 1997. This agreement expired in November 2002; however, during 2003 the Company kept supplying polyester twisted yarn under the same terms. During the years ended December 31, 2003 and 2002 the Company supplied $1,000 and $1,317, respectively, of polyester twisted yarn to Burke Mills Inc. At December 31, 2003 and 2002, the balances shown in the balance sheet correspond to these transactions.

In 1996, the Company entered into a five year supply agreement with Teijin Akra,
S. A. de C. V., S. A. de C. V. (an affiliated company) to purchase approximately $3,500, annually of polyester natural yarn, beginning in November 1997. This agreement expired in November 2001; however, during 2002 and 2003 the Company kept supplying polyester natural yarn under the same terms. During the years ended December 31, 2003 and 2002 the Company acquired $553 and $1,837 respectively, of polyester natural yarn under the terms of this agreement.

During 2003 and 2002, the Company purchased raw materials from Nylon de Mexico,
S. A. de C. V., subsidiary of a previous shareholder, for $260 and $591 respectively.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------
In December 2003, FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 shall be effective for financial statements for fiscal years ending after December 15, 2002. The Adoption of SFAS 148 did not have any material effect on the financial statements.

Page 9 of 10 (EX-99B)

In April 2003, the FASB issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The Adoption of SFAS 149 did not have any material effect on the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of SFAS 150 are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS 150 concludes the first phase of the Board's redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. The SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Adoption of SFAS 150 did not have any material effect on the financial statements.

Page 10 of 10 (EX-99B)