Form 10-Q
period 2004-04-03
BURKE MILLS INC
filed 2004-05-18
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF
                                      1934

                  FOR THE QUARTERLY PERIOD ENDED April 3, 2004

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 4, 2004, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                                BURKE MILLS, INC.
                                      INDEX


PART  I - FINANCIAL INFORMATION                              Page Number
                                                             -----------

     Item 1 - Financial Statements
     -------
                  Condensed Balance Sheets                       3
                     April 3, 2004 and January 3, 2004


                  Condensed Statements of Operations and
                    Retained Earnings                            4
                    Thirteen Weeks Ended April 3, 2004
                    and March 29, 2003


                  Statements of Cash Flows                       5
                    Thirteen Weeks Ended April 3, 2004
                    and March 29, 2003


                  Notes to Condensed Financial Statements        6
---------------------------------------------------------

     Item 2 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations    11
---------------------------------------------------------

     Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                       15
---------------------------------------------------------

     Item 4 - Controls and Procedures                           15
-------------------------------------------------------


Part II -  OTHER INFORMATION

     Item 1 - Legal Proceedings                                 16

     Item 2 - Changes in Securities and Use of Proceeds, Use
         of Proceeds and Issuer Purchases of Equity Securities  16

     Item 3 - Defaults Upon Senior Securities                   16

     Item 4 - Submission of Matters to a Vote of Security
              Holders                                           16

     Item 5 - Other Information                                 16

     Item 6 - Exhibits and Reports on Form 8-K                  16
---------------------------------------------------------

SIGNATURES                                                      16

EXHIBIT INDEX                                                   17


EXHIBITS/CERTIFICATIONS                                         18-20

                                BURKE MILLS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                April 3         January 3
                                                 2004             2004
                                              (Unaudited)       (Audited)
                                                --------         --------
             ASSETS
Current Assets
  Cash and cash equivalents                   $      -0-       $   147,062
  Accounts receivable                          3,474,955         2,365,284
  Inventories                                  2,072,242         1,880,477
  Prepaid expenses and other current assets      135,434            52,633
                                              ----------        ----------
Total Current Assets                           5,682,631         4,445,456
                                              ==========        ==========

Equity Investment in Affiliate                   255,000           553,180
                                               ---------        ----------

Property, plant & equipment - at cost         30,527,300        30,513,251
  Less: accumulated depreciation              22,908,069        22,450,432
                                              ----------        ----------
       Property, Plant and Equipment- Net      7,619,231         8,062,819
                                              ----------        ----------
Other Assets
  Deferred income taxes                           62,000            60,000
  Other                                           16,575            16,575
                                              ----------        ----------
                                                  78,575            76,575
                                              ----------        ----------
Total Assets                                 $13,635,437       $13,138,030
                                             ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                 $   50,885    $      -0-
  Short-term debt - revolving bank line                 -0-        141,514
  Accounts payable                                1,991,165        871,695
  Accrued salaries and wages                        183,591         54,050
  Other liabilities and accrued expenses            201,281        113,412
                                                 ----------     ----------
        Total Current Liabilities                 2,426,922      1,180,671
Deferred Income Taxes                             1,288,000      1,374,000
                                                 ----------     ----------
Total Liabilities                                 3,714,922      2,554,671
                                                 ----------     ----------
Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding - 2,741,168 shares   1,809,171      1,809,171
  Paid-in capital                                3,111,349      3,111,349
  Retained earnings                              4,999,995      5,662,839
                                                ----------     ----------
         Total Shareholders' Equity              9,920,515     10,583,359
                                                ----------     ----------
Total Liabilities & Shareholder's Equity       $13,635,437    $13,138,030
                                               ===========    ===========

See notes to financial statements.
Page 3

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                                  Thirteen Weeks Ended
                                                  --------------------
                                                 April 3,       March 29,
                                                  2004           2003
                                                  ----           ----

Net Sales                                     $6,600,614      $6,619,994
                                              ----------      ----------
Costs and Expenses
  Cost of Sales                                6,401,110       6,119,934
                                              ----------      ----------
  Gross Profit                                   199,504         500,060
  Selling, General and
    Administrative Expenses                      633,010         639,043
                                              ----------      ----------
Operating Loss                                  (433,506)       (162,974)
                                              ----------      ----------
Other Income
   Interest Income                                   175           7,167
   Other, net                                         80          16,802
                                              ----------      ----------
         Total Other Income                          255          23,969
                                              ----------      ----------

Other Expenses
  Interest Expense                                   552          32,566
  Other, net                                      12,580             -0-
                                              ----------      ----------
         Total Other Expenses                     13,132          32,566
                                              ----------      ----------

Loss Before Income Tax Benefit and
    Equity in Net Loss of Affiliate             (446,383)       (171,571)
Income Tax Benefit                               (81,719)        (53,038)
                                               ----------      ----------

Loss Before Equity in Net Loss
    of Affiliate                                (364,664)       (118,533)
Equity in Net Loss of Affiliate                 (298,180)            -0-
                                               ----------     ----------
Net Loss                                        (662,844)       (118,533)
Retained Earnings at Beginning of Period       5,662,839       8,166,972
                                              ----------      ----------

Retained Earnings at End of Period            $4,999,995      $8,048,438
                                              ==========      ==========
Basic and Diluted Net Loss Per Share          $   (0.24)      $   (0.04)
                                              ==========      ==========

Dividends Per Share of Common Stock                None           None
                                              ==========      ==========
Weighted Average Common Shares Outstanding     2,741,168       2,741,168
                                              ==========      ==========

See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Thirteen Weeks Ended
                                                   -----------------------
                                                   April 3,       March 29,
                                                    2004            2003
                                                  ---------       ---------
Cash flows from operating activities
  Net Loss                                      $  (662,844)    $ (118,533)
                                                  ----------     ----------

  Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation                                457,637        511,929
        Allowance for mark-down inventory            25,200            -0-
        Deferred income tax                         (88,000)           -0-
        Equity in affiliate                         298,180            -0-
        Changes in assets and liabilities:
          Accounts receivable                    (1,109,671)      (468,520)
          Inventories                              (216,965)      (710,582)
          Prepaid expenses & other
             current assets                         (82,801)      (126,576)
        Other non-current assets                        -0-        (42,170)
        Accounts payable                          1,119,470        726,347
        Accrued salaries & wages                    129,541         73,643
        Other liabilities and accrued expenses       87,869         98,874
                                                  ---------      ---------

                         Total Adjustments          620,460         62,945
                                                  ---------      ---------

Net cash used by operating activities               (42,384)       (55,588)
                                                   ---------      ---------
Cash flows from investing activities:
   Acquisition of property, plant and
        equipment                                   (14,049)       (60,936)
                                                   ---------      ---------
Net cash used by investing activities               (14,049)       (60,936)
                                                   ---------      ---------
Cash flows from financing activities:
   Bank overdraft                                    50,885           -0-
   Net payments to revolving credit line           (141,514)          -0-
   Principal payments of long-term debt                 -0-       (294,643)
                                                   ---------      --------

Net cash used by financing activities               (90,629)      (294,643)
                                                   ---------      --------
Net decrease in cash and cash equivalents          (147,062)      (411,167)

Cash and cash equivalents at beginning of year      147,062      4,191,173
                                                  ---------     ----------

CASH AND EQUIVALENTS AT END OF FIRST QUARTER      $     -0-     $3,780,006
                                                  ==========    ==========
See notes to condensed financial statements

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ended January 1, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 2004.


NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended April 3, 2004 and March 29, 2003 was $600 and $32,000 respectively. The Company had no cash payments for the thirteen weeks ending April 3, 2004 and March 29, 2003 for income taxes.


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


NOTE 4 - USE OF ESTIMATES
-------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates are the liability for self-funded health claims, inventory markdowns, and the investment value of affiliates.


NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------
     Accounts receivable are comprised of the following:
                                                April 3,         January 3,
                                                  2004              2004
                                                  ----              ----
     Account current - Factor:
       Due from Factor on regular
         factoring account........            $2,433,000         $1,520,000
       Non-factored accounts receivable...     1,042,000            845,000
                                               ---------         ----------
                                              $3,475,000         $2,365,000
                                              ==========         ==========
Page 6

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 5 - ACCOUNTS RECEIVABLE (continued)
----------------------------------------
Pursuant to a factoring agreement, the Company sells substantial portions of its accounts receivable to a commercial factor without recourse, up to maximum credit limits established by the factor for individual accounts. The factor assumes the credit risks for these accounts and effects the collection of the receivables. Amounts invoiced to customers on accounts receivable factored in excess of the established maximum credit limits are sold to the factor with recourse in the event of nonpayment by customers. The Company had accounts receivables of $20,000 at April 3, 2004 that had been sold to the factor with recourse. At January 3, 2004 there was $232,000 sold to the factor with recourse.

The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the collection of the receivables sold (as defined), it is required to pay interest to the factor on these advances. The Company incurred only $552 in interest costs during the first quarter of 2004.

The Company's factor is collateralized by the accounts receivable sold to the factor, and the factor has filed a UCC-1 to evidence ownership of the receivables and to separate the receivables from the Company's creditors.


NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:
                                      April 3,         January 3,
                                       2004              2004
                                       ----              ----
     Finished & in process          $1,186,000        $1,123,000
     Raw materials                     579,000           473,000
     Dyes & chemicals                  217,000           194,000
     Other                              90,000            90,000
                                    ----------        ----------
     Total                          $2,072,000        $1,880,000
                                    ==========        ==========


NOTE 7 - LINE OF CREDIT
-----------------------
The Company has a revolving credit agreement with its factor. Under the agreement the Company can borrow up to 90% of the face amount of each account sold to the factor and up to 40%, or $1,000,000 (whichever is lesser) on eligible inventory. The borrowing rate is LIBOR plus 2.5%. The average borrowing rate for the first quarter was 3.61%. The factor holds a first lien position on the Company's inventory. At the end of the quarter, there was no debt under the line of credit.

The Company classified the revolving debt as a current liability on its balance sheet.


NOTE 8 - LONG-TERM DEBT
-----------------------
In the fourth quarter of 2003, the Company paid off its long-term debt. The Company used its cash and a revolving loan (see Note 7).

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

The items that comprise deferred tax assets and liabilities are as follows:

                                               April 3,      Jan. 3
                                                2004          2004
                                                ----          ----
Deferred tax assets:
  Alternative minimum taxes paid            $  349,000     $  349,000
Net operating loss carryover                   731,000        530,000
Charitable contributions carryover              12,000         12,000
State Tax Credits                               41,000         41,000
Other                                            3,000          3,000
Inventory                                       47,000         45,000
                                             ---------      ---------
Sub-Total                                    1,183,000      $ 980,000
Valuation Allowance                         (1,121,000)      (920,000)
                                             ---------      ---------
Total                                       $   62,000      $  60,000
                                            ==========      =========
Deferred tax liabilities:
  Accelerated depreciation for
     tax purposes                           $1,287,000     $1,374,000
  Other                                          1,000            -0-
                                             ---------      ---------
                                            $1,288,000     $1,374,000
                                            ==========     ==========


                                          Thirteen Weeks Ended
                                           -------------------
                                          April 3      March 29,
Income tax benefit                         2004          2003
                                           ----          ----
        consists of:
        Deferred                        $ (88,000)     $   -0-
        Federal                              -0-        (49,400)
        State                                -0-         (3,700)
                                         ---------     ---------
                                        $ (88,000)     ($53,100)
                                         =========     =========

The net operating loss carryforward from a prior year is $889,000 expiring 2019/2022. The tax effect at the maximum tax rate is $302,300. The Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years.


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended April 3, 2004 and March 29, 2003.

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally mature over the next 60 days. At April 3, 2004 the Company had $2,433,000 due from its factor of which $20,000 are with recourse. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


NOTE 12 - COMMITMENTS
---------------------
a) The Company and Titan Textile Company, Inc., signed an agreement which became effective April 1, 1999, whereby the Company sold its friction texturing equipment to Titan and in turn will purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements exceeds 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when yarn prices increase or decrease by 5% or more.

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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture will operate on a scaled down basis through June 2004. The Company estimates that it will receive $255,000 cash distribution after liquidation. The Company has written down the investment in affiliate by $298,000 based on its estimate.

During the thirteen weeks, the Company had purchases from Fytek of $367,000 compared to $243,000 in 2003. Burke Mills does not guarantee any debt for its joint venture, Fytek. Financial information for Fytek is as follows:

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------


                               STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                                   1st Quarter
                                                   -----------
                                                2004        2003
                                                ----        ----
Net Sales                                    $   560      $  649

Gross Profit                                     (82)         32

Income from continuing
   operations                                   (106)         37

Income before taxes                             (106)         37

Provision (credit) for income tax                 36          12
                                              -------      -------
Net Income                                    $  (70)      $  25
                                              =======      =======




                                  BALANCE SHEET
                         (In thousands of U.S. dollars)

                                                March 31,      March 31,
                                                 2004           2003
                                                ------         ------
     ASSETS
Current assets                                 $1,840          $2,269
Non-current assets                                242             187
                                               ------          ------
  Total Assets                                 $2,082          $2,456
                                               ======          ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $  537          $  607
Non-current liabilities                            28              55
                                               -------        -------
  Total Liabilities                            $  565          $  662

Shareholders equity                            $1,517          $1,794
                                               -------        -------
Total Liabilities & Shareholders' Equity       $2,082          $2,456
                                               =======        =======

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------
Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

In 2003 the Company wrote off equipment with a net book value of $268,000. With the decrease in sales volume and no anticipated business increase in products that will run on the machinery, the machinery was written off as a non-performing asset. No salvage value has been assigned to the machinery, as the Company has no potential buyer. There were no write offs necessary in the first quarter of 2004.


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended April 3, 2004, and March 29, 2003.



       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


EXECUTIVE SUMMARY
-----------------
The Company's major market is packaged dyed yarn for home, contract, automotive upholstery, and home furnishings. Although the Company continues to experience imports of finished products that compete with its customers' products and an excess capacity in the industry for packaged dyed yarns, sales for the first quarter of 2004 were about the same as first quarter of 2003. In the first quarter the Company began to dye fibers other than polyester, and believes the diversification will help maintain and possibly increase sales in the future. The diversification required only $7,500 in capital expenditures.

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

Fytek, the Company's joint venture in Mexico, has experienced a decline in sales for each of the last three years. On March 26, 2004, the Company and its joint venture partner, Teijin/Akra, voted to close the Fytek operation. Fytek will operate on a scaled down basis through June of 2004. Yarns from Fytek sold to the Company will be produced by the Company and purchased domestically. The joint venture partners have estimated the cost associated with the run out of production and the net realizable value of the assets. Employee severance has been estimated at $489,000 which can be reduced if the joint venture partner can absorb the Fytek employees into its operation. These estimates have been used to establish an estimated liquidation value, which the Company has used to write down its investment in affiliate. Actual liquidation value could vary.

                                BURKE MILLS INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                       THIRTEEN WEEKS ENDED April 3, 2004
                 COMPARED TO THIRTEEN WEEKS ENDED March 29, 2003


Results of Operations
---------------------
2004 Compared to 2003
---------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                                    Thirteen Weeks Ended
                                                    ----------------------
                                                    April 3      March 29,
                                                     2004           2003
                                                    ------         ------
Net Sales                                           100.0%         100.0%
Cost of Sales                                        97.0           92.4
                                                    ------         ------
Gross Profit                                          3.0            7.6
  Selling, General, and Administrative Costs          9.6           10.1
                                                    ------         ------
  Operating Loss                                     (6.6)          (2.5)
  Interest Expense                                   (0.0)          (0.5)
  Other Expense                                      (0.2)           0.4
                                                    ------         ------
  Loss before Income Taxes                           (6.8)          (2.6)
  Equity in Net Loss of Affiliate                    (4.5)           -0-
  Income Taxes (Credit)                              (1.2)          (0.8)
                                                    ------         ------
Net Loss                                            (10.1)          (1.8)%
                                                    ======         ======



Net Sales
---------
Net sales for the thirteen weeks ended April 3, 2004 decreased by .3% to $6,601,000 compared to $6,620,000 for the first quarter of 2003. Pounds shipped decreased by 1.5% compared to 2003, while average sales prices increased by 2.3% as a result of product mix.


Cost of Sales and Gross Margin
------------------------------
Cost of sales for the first quarter increased by $281,000 or 4.6% compared to the first quarter of 2003. Material cost increased by $326,000 or 6.5% mainly as a result of sales mix and a 2.2% increase in reworks. Direct labor increased by $2,000 and overhead cost decreased by $47,000.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses decreased by $6,000 or .9%. The Company will continue to maintain a strong sales effort.


Interest Expense
----------------
Interest expense was $600 for the first quarter of 2004 compared to $33,000 in 2003. The Company paid off its long-term debt in the fourth quarter of 2003 and used its revolving credit line sparingly in the first quarter of 2004.

                                BURKE MILLS INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Loss Before Provision for Taxes and Equity in Loss of Affiliate
---------------------------------------------------------------
For the thirteen weeks ended April 3, 2004 the Company recorded a loss of ($446,000). As discussed above the loss was primarily due to an increase in cost of materials.


Equity in Net Loss of Affiliate
-------------------------------
The Company and its joint venture partner, Teijin/Akra voted on March 26, 2004 to close their joint venture, Fytek. The joint venture will operate on a scaled down basis through June 2004. The Company estimates that it will receive
$255,000 cash distribution after liquidation. The Company has written down the investment in affiliate by $298,000 based on its estimate. Also see Note 13.


Credit for Income Taxes
--------------------------
A credit of $289,000 was provided for the loss before taxes of $745,000, but was partly offset as the Company recorded a valuation allowance of $201,000 for its tax asset.


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


Liquidity and Capital Resources
-------------------------------
The Company has a line of credit with its factor for accounts receivable and inventory. The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. At April 3, 2004 the Company had $2,433,000 due from its factor which should be collected over the next 60 days. The Company has the right to borrow up to 90% of the face amount of each account sold to the factor.

                                BURKE MILLS INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
------------------------------------------
The inventory line of credit allows the Company to borrow 40% of the value of the eligible inventory up to $1,000,000.

At April 3, 2004 the Company had no borrowing under the credit line. The unused line of credit was approximately $2,647,000.

The Company's working capital at April 3, 2004, aggregated $3,256,000 representing a working capital ratio of 2.3 to 1 compared to a working capital of $1,891,000 at January 3, 2004, and representing a working capital ratio of
1.74 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at April 3, 2004:

         Cash, cash equivalents and receivables...........     $3,475,000
         Current liabilities..............................      2,427,000
                                                                ---------

         Excess of quick assets over current liabilities..     $1,048,000

The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

During the thirteen weeks of 2004, the Company acquired new machinery and equipment of approximately $14,000 as set forth in the accompanying Statement of Cash Flows. For the balance of 2004, the Company anticipates the acquisition of machinery and equipment of approximately $86,000 which together with the acquisitions and deposits on acquisitions incurred to April 3, 2004 will aggregate an anticipated acquisition of new machinery of approximately $100,000 in 2004. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the thirteen weeks ended April 3, 2004 to zero from $147,000 at January 3, 2004. See accompanying Statement of Cash Flow.


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

Forward Looking Statements (continued)
-------------------------------------
opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies, policies and legislation, and proceeds received from the sale of assets held for disposal. In addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes; such as, changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.


Item 3 - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------
The Company has not purchased any instruments or entered into any arrangements resulting in market risk to the Company for trading purposes or for purposes other than trading purposes.


Item 4 - Controls and Procedures
---------------------------------
As of the end of the fiscal quarter covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedure. The term "disclosure controls and procedures" means the controls and other procedures of the Company that are designed to insure that information required to be disclosed by the Company in its reports to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its chief executive officer and its chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports filed with the SEC by the Company. There has been no significant change in the Company's internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  BURKE MILLS, INC.PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.  No report required.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. No report required.

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

        (b) Reports on Form 8-K - No report on Form 8-K has been filed during the thirteen weeks ended April 3, 2004.





                                BURKE MILLS, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 17, 2004                      BURKE MILLS, INC.

                                        By: s/Humayun N. Shaikh
                                            ----------------------
                                            Humayun N. Shaikh,
                                            Chairman of the Board
                                            (Principal Executive Officer)


Date: May 17, 2004                      By: s/Thomas I. Nail
                                            -----------------------
                                            Thomas I. Nail
                                            President and COO
                                            (Principal Financial Officer)

                                BURKE MILLS, INC.

                                  EXHIBIT INDEX

Exhibit
Number        Description

3(i) Articles of Incorporation - incorporated by reference as a part of a registration statement on Form S-1 filed with the Securities and Exchange Commission in 1969.

3(ii) By-Laws - incorporated by reference as a part of a registration statement on Form S-1 filed with the Securities and Exchange Commission in 1969.



31            Rule 13a-14(a) Certifications

32            Section 1350 Certifications

                                   EXHIBIT 31

                         RULE 13(a)-14(a) CERTIFICATIONS

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


         I, Humayun N. Shaikh, certify that:

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

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


                                         s/Humayun N. Shaikh
Date: May 17, 2004                       ---------------------------
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

         (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



                                            s/Thomas I. Nail
Date: May 17, 2004                          ---------------------------
                                            Thomas I. Nail
                                            President and COO
                                           (Principal Financial Officer)

                                   EXHIBIT 32

                           SECTION 1350 CERTIFICATIONS

               CERTIFICATION PURSUANT TO 18 U.S. CODE SECTION 1350


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


                                         s/Humayun N. Shaikh
Date: May 17, 2004                       ---------------------------
                                         Humayun N. Shaikh
                                         Chairman and CEO




               CERTIFICATION PURSUANT TO 18 U.S. CODE SECTION 1350


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


                                           s/Thomas I. Nail
Date: May 17, 2004                         ---------------------------
                                           Thomas I. Nail
                                           President and COO
                                          (Chief Financial Officer)