Form 10-Q
period 2004-07-03
BURKE MILLS INC
filed 2004-08-17
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED July 3, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 3, 2004, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                                BURKE MILLS, INC.
                                      INDEX

PART  I - FINANCIAL INFORMATION                              Page Number
                                                             -----------

     Item 1 - Financial Statements
     -------
                  Condensed Balance Sheets                       3
                     July 3, 2004 (Unaudited) and
                     January 3, 2004


                  Condensed Statements of Operations and
                    Retained Earnings                            4
                    Twenty-Six Weeks Ended July 3,
                    2004 (Unaudited) and June 28, 2003


                  Statements of Cash Flows                       5
                    Twenty-Six Weeks Ended July 3,
                    2004 (Unaudited) and June 28, 2003


                  Notes to Condensed Financial Statements        6
---------------------------------------------------------

     Item 2 -  Management's Discussion and Analysis of          11
               Financial Condition and Results of Operations
---------------------------------------------------------

     Item 3 -  Quantitative and Qualitative Disclosures About   16
               Market Risk
---------------------------------------------------------

     Item 4 -  Controls and Procedures                          16
-------------------------------------------------------

Part II -  OTHER INFORMATION

     Item 1 - Legal Proceedings                                 17

     Item 2 - Changes in Securities, Use                        17
         of Proceeds and Issuer Purchases of Equity Securities

     Item 3 - Defaults Upon Senior Securities                   17

     Item 4 - Submission of Matters to a Vote of Security       17
              Holders

     Item 5 - Other Information                                 17

     Item 6 - Exhibits and Reports on Form 8-K                  17
---------------------------------------------------------

SIGNATURES                                                      17

EXHIBIT INDEX                                                   18

EXHIBITS/CERTIFICATIONS                                         19-21

                 BURKE MILLS, INC.PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                 July 3        January 3
                                                  2004           2004
                                               (Unaudited)
                                               -----------    -----------
ASSETS
Current Assets
  Cash and cash equivalents                   $       -0-    $   147,062
  Accounts receivable                           3,966,484      2,365,284
  Inventories                                   1,973,126      1,880,477
  Prepaid expenses and other current assets       122,091         52,633
                                               ----------     ----------
Total Current Assets                            6,061,701      4,445,456
                                               ==========     ==========

Equity Investment in Affiliate                    255,000        553,180
                                                ---------     ----------

Property, plant & equipment - at cost          30,543,721     30,513,251
  Less: accumulated depreciation               23,362,814     22,450,432
                                               ----------     ----------
       Property, Plant and Equipment- Net       7,180,907      8,062,819
                                               ----------     ----------
Other Assets
  Deferred income taxes                           62,000          60,000
  Other                                           16,575          16,575
                                               ----------     ----------
                                                  78,575          76,575
                                               ----------     ----------
Total Assets                                 $13,576,183     $13,138,030
                                             ============    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                             $    54,802       $     -0-
  Short-term debt - revolving bank line              -0-         141,514
  Accounts payable                             2,099,395         871,695
  Accrued salaries and wages                     164,213          54,050
  Other liabilities and accrued expenses         161,903         113,412
                                              ----------      ----------
        Total Current Liabilities              2,480,313       1,180,671
Deferred Income Taxes                          1,204,000       1,374,000
                                              ----------      ----------
Total Liabilities                              3,684,313       2,554,671
                                              ----------      ----------
Commitments

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
        2,741,168 shares                       1,809,171        1,809,171
  Paid-in capital                              3,111,349        3,111,349
  Retained earnings                            4,971,350        5,662,839
                                              ----------       ----------
         Total Shareholders' Equity            9,891,870       10,583,359
                                              ----------       ----------
Total Liabilities & Shareholder's Equity     $13,576,183      $13,138,030
                                             ===========      ===========

See notes to financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)

                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                             -----------------------  -----------------------
                             July 3,    June 28,       July 3,      June 28,
                              2004        2003          2004          2003
                             ------      ------        ------        ------
Net Sales                 $6,709,965   $5,829,522    $13,310,580  $12,449,516
                          ----------- -----------    -----------  -----------
Cost and Expenses
  Cost of Sales            6,295,499    5,798,502     12,696,609   11,918,436
                          ----------- -----------    -----------  -----------
  Gross Profit               414,466       31,020        613,971      531,080

  Selling, General and
  Administrative Expenses    559,897      579,335      1,192,907    1,242,369
  Gain (loss) on disposal
    of property assets        (4,023)       7,906         (4,023)       7,906
                          -----------  ----------    -----------  -----------

Operating Loss              (141,408)    (556,221)      (574,913)    (719,195)
                          -----------  -----------   -----------   ----------
Other Income
  Interest Income                292       9,701             467       16,868
  Miscellaneous               28,662      16,882          16,161       33,684
                          -----------  -----------   -----------  -----------
    Total                     28,954      26,583          16,628       50,552
                          -----------  -----------   -----------  -----------
Other Expenses
  Interest Expense               191      29,110             743       61,676
                          -----------  -----------   -----------  -----------

Loss before Provision for
  Income Taxes and Equity in
  Net Earnings of Affiliate (112,645)   (558,748)       (559,028)    (730,319)

Provision (Credit) for
  Income Taxes               (84,000)    289,021        (165,719)    (342,059)
                           ----------  ----------    ------------    --------
Loss before Equity in Net
 Net Earnings of Affiliate   (28,645)   (269,727)       (393,309)    (388,260)

Equity in Net Loss
  of Affiliate                    -0-    (30,377)       (298,180)     (30,377)
                           -----------  ---------     -----------   ---------
Net Loss                     (28,645)   (300,104)       (691,489)    (418,637)

Retained Earnings at
   Beginning of Period     4,999,995    8,048,438      5,662,839    8,166,972
                           ----------   ---------     -----------  ----------
Retained Earnings at End
  of Period               $4,971,350   $7,748,335     $4,971,350   $7,748,335
                          ==========   ==========     ==========   ==========

Loss Per Share            $   (0.01)   $   (0.11)     $   (0.25)   $   (0.15)
                          ==========   ===========    ==========   ==========
Dividends Per Share of
  Common Stock               None         None          None          None
                          ==========   ==========     ==========   ==========
Weighted Average Common
  Shares Outstanding       2,741,168    2,741,168     2,741,168     2,741,168
                           =========    =========     =========     =========
See notes to condensed financial statements.
Page 4

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Twenty-six Weeks Ended
                                               ----------------------
                                              July 3,         June 28,
                                               2004            2003
                                               ----            ----
Cash flows from operating activities:
  Net Loss                                  $ (691,489)    $ (418,637)
                                             ---------      ---------
Adjustments to reconcile net loss
  to net cash provided (used) by operating activities:
    Depreciation                               914,768      1,022,516
    Allowance for mark-down inventory           27,000            -0-
    Deferred income tax                       (172,000)           -0-
    Equity in affiliate                        298,180         30,377
    Gain (loss) on disposal of
         property assets                        (4,023)         7,906
    Changes in assets and liabilities:
       Accounts receivable                  (1,601,200)      (245,682)
       Inventories                            (119,649)      (541,797)
       Prepaid expenses, taxes and other
          current assets                       (69,458)      (352,691)
       Other non-current assets                    -0-        (47,093)
    Accounts payable                         1,227,700        178,320
    Accrued salaries & wages                   110,163         80,502
    Other liabilities and accrued expenses      48,491         94,385
                                             ---------      ---------
    Total Adjustments                          659,972        226,743
                                             ---------      ---------

Net cash used by operating activities          (31,517)      (191,894)
                                             ---------      ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      Equipment                                (33,333)       (80,945)
    Proceeds from sale of equipment              4,500            -0-
                                             ---------      ---------
Net cash used by investing activities          (28,833)       (80,945)
                                             ---------      ---------

Cash flows from financing activities:
   Bank overdraft                               54,802            -0-
   Net payments to revolving credit line      (141,514)           -0-
   Principal payments of long-term debt            -0-       (825,000)
                                             ---------      ---------
Net cash used by financing activities          (86,712)      (825,000)
                                             ---------      ---------
Net decrease in cash and cash equivalents     (147,062)    (1,097,839)

Cash and cash equivalents at
   beginning of year                           147,062      4,191,173
                                             ---------      ---------

CASH AND EQUIVALENTS AT END OF
         SECOND QUARTER                     $     -0-      $3,093,334
                                             =========     ==========
See notes to condensed financial statements

                               BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ended January 1, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 2004.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the twenty-six weeks ended July 3, 2004 and June 28, 2003 was $13,000 and $62,000 respectively. The Company had no cash payments for the twenty-six weeks ending July 3, 2004 and June 28, 2003 for income taxes.


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


NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
 Accounts receivable are comprised of the following:
                                               July 3,           January 3,
                                                2004               2004
                                                ----               ----
     Account current - Factor:
       Due from Factor on regular
         factoring account                    $2,877,000         $1,520,000
       Non-factored accounts receivable        1,089,000            845,000
                                               ---------         ----------
                                              $3,966,000         $2,365,000
                                              ==========         ==========
Page 6

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 5 - ACCOUNTS RECEIVABLE (continued)
----------------------------------------
Pursuant to a factoring agreement, the Company sells substantial portions of its accounts receivable to a commercial factor without recourse, up to maximum credit limits established by the factor for individual accounts. The factor assumes the credit risks for these accounts and effects the collection of the receivables. Amounts invoiced to customers on accounts receivable factored in excess of the established maximum credit limits are sold to the factor with recourse in the event of nonpayment by customers. The Company had accounts receivables of $158,000 at July 3, 2004 that had been sold to the factor with recourse. At January 3, 2004 there was $232,000 sold to the factor with recourse.

The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the collection of the receivables sold (as defined), it is required to pay interest to the factor on these advances. The Company incurred only $200 in interest costs during the second quarter of 2004.

The Company's factor is collateralized by the accounts receivable sold to the factor, and the factor has filed an UCC-1 to evidence ownership of the receivables and to separate the receivables from the Company's creditors.


NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:
                                      July 3,           January 3,
                                       2004               2004
                                       ----               ----
     Finished & in process          $ 916,000         $1,123,000
     Raw materials                    785,000            473,000
     Dyes & chemicals                 198,000            194,000
     Other                             74,000             90,000
                                   ----------         ----------
     Total                         $1,973,000         $1,880,000
                                   ==========         ==========



NOTE 7 - LINE OF CREDIT
------------------------
The Company has a revolving credit agreement with its factor. Under the agreement the Company can borrow up to 80% of the face amountof each account sold to the factor. The borrowing rate is LIBOR plus 2.5%. The average borrowing rate for the second quarter was 3.825%. At the end of the quarter, there was no debt under the line of credit.

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

The items that comprise deferred tax assets and liabilities are as follows:

                                               July 3,         Jan. 3
                                                2004            2004
                                                ----            ----
Deferred tax assets:
  Alternative minimum taxes paid            $  349,000      $ 349,000
Net operating loss carryover                   676,000        530,000
Charitable contributions carryover              12,000         12,000
State Tax Credits                               41,000         41,000
Other                                            3,000          3,000
Inventory                                       47,000         45,000
                                             ---------      ---------
Sub-Total                                    1,128,000        980,000
Valuation Allowance                         (1,066,000)      (920,000)
                                            ----------      ---------
Total                                       $   62,000     $   60,000
                                            ==========     ==========
Deferred tax liabilities:
  Accelerated depreciation for
     tax purposes                           $1,204,000     $1,374,000
  Other                                            -0-            -0-
                                            ----------     ----------
                                            $1,204,000     $1,374,000
                                            ==========     ==========


                                             Twenty-Six Weeks Ended
                                             -----------------------
                                              July 3        June 28
Income tax benefit                             2004          2003
                                               ----          ----
        consists of:
        Deferred                            ($172,000)    ($277,629)
        Federal                                   -0-           -0-
        State                                   6,281       (64,430)
                                             --------      ---------
                                            ($165,719)    ($342,059)
                                            ==========    ==========

The net operating loss carryforward from a prior year is $889,000 expiring 2019/2022. The tax effect at the maximum tax rate is $302,300. The Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years.


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended July 3, 2004 and June 28, 2003.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally mature over the next 60 days. At July 3, 2004 the Company had $2,877,000 due from its factor of which $158,000 are with recourse. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture will operate on a scaled down basis through mid-August 2004. The Company estimates that it will receive $255,000 cash distribution after liquidation. In the first quarter the Company wrote down the investment in affiliate by $298,000 based on its estimate.

A major portion of the estimate is based on employee severance pay. Severance pay can be reduced if the joint venture partner can absorb Fytek employees into its operations. Fytek will begin paying severance in the third quarter.

The Company did not change its estimate for the value of its investment in affiliate in the second quarter, but will adjust the value in the third quarter when there is better information.

During the twenty-six weeks ended July 3, 2004, the Company had purchases from Fytek of $643,000 compared to $554,000 during the same quarter in 2003. The increase in purchases is due to a buildup of inventory at the Company for a transition to a domestic supplier and production start-up at the Company. Burke Mills does not guarantee any debt for its joint venture, Fytek. Financial information for Fytek is as follows:

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------
                               STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                    2nd Quarter             Six Months
                                    -----------             -----------
                                  2004       2003          2004     2003
                                  ----       ----          ----     ----
Net Sales                        $ 508      $ 602         $1,068   $1,251
Gross Profit                       (91)       (67)          (173)     (35)
Income from continuing operations  (64)       (96)          (170)     (57)
Income before taxes                (64)       (96)          (170)     (57)
Provision for income tax            23         35             58       21
                                  -----      ------        ------   ------
  Net Income                     $ (42)     $ (61)        $ (112)  $  (36)
                                 ======      ======       =======  =======


                                  BALANCE SHEET
                         (In thousands of U.S. dollars)

                                                            June 28,
                                                2004          2003
                                             (Unaudited)   (Unaudited)
                                               ------        ------
     ASSETS
Current assets                                 $1,909        $2,168
Non-current assets                                231           188
                                               ------        ------
  Total Assets                                 $2,140        $2,356
                                               ======        ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $  642        $  526
Non-current liabilities                           -0-            55
                                                -----        ------
  Total Liabilities                            $  642        $  581
Shareholders equity                             1,498         1,775
                                                -----         -----
Total Liabilities & Shareholders' Equity       $2,140        $2,356
                                                =====        ======


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

In 2003 the Company wrote off equipment with a net book value of $268,000. With the decrease in sales volume and no anticipated business increase in products that will run on the machinery, the machinery was written off as a non-performing asset. No salvage value has been assigned to the machinery, as the Company has no potential buyer. There have been no write offs necessary in 2004.

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the twenty-six week periods ended July 3, 2004, and June 28, 2003.


       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
-----------------
The Company's major market is packaged dyed yarns for home, contract, automotive upholstery, and home furnishings. Although the Company continues to experience imports of finished products that compete with its customers' products and an excess capacity in the industry for packaged dyed yarns, sales for the second quarter of 2004 increased by $880,000 or 15.1% as compared to the second quarter of 2003. The increase in sales is primarily due to diversification into fibers other than polyester and to business from new customers.

Although the Company's sales increased in the second quarter, there is no guarantee that sales for the third quarter will improve. The Company has experienced a decline in sales to some of its oldest customers as they compete with imports. The quality of credit, in general, has also eroded.

A factor that has affected the efficiency of the Company is the erratic order rate. The Company's production is on a make to order basis. The erratic order rate has caused the Company at times to work over-time to meet customer delivery requirements, and at other times to work short weeks for lack of orders.

In the second quarter the Company received price increases on its major raw material, polyester yarns. The Company believes that it has offset the price increases on polyester by increasing prices to its customers.

As discussed in previous filings, the Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004, to close their joint venture, Fytek. Fytek will operate on a scaled down basis through mid-August. The Company adjusted the value of its investment in affiliate in the first quarter and will not make further adjustments until the third quarter when better information is available. Yarns from Fytek sold to the Company will be produced by the Company and purchased domestically (also see Note 13).

At the end of the second quarter the Company continues to have no long-term or revolving debt and has a quick ratio of 1.60.


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

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Results of Operations
---------------------
2004 Compared to 2003
---------------------
                                   Thirteen Weeks           Twenty-six Weeks
                                       Ended                     Ended
                                  --------------------     -------------------
                                  July 3,   June 28,       July 3,   June 28,
                                    2004     2003           2004       2003
                                    ----     ----           ----       ----
Net Sales                          100.0%   100.0%          100.0%    100.0%
Cost of Sales                       93.8     99.5            95.4      95.7
                                    ----     ----            ----      ----
Gross Profit                         6.2      0.5             4.6       4.3
  Selling, General, and
    Administrative Costs             8.3     10.0            (8.9)     10.1
                                    ----     ----            ----      ----

  Operating Loss                    (2.1)    (9.5)           (4.3)     (5.7)
  Interest Expense                   0.0      0.5             0.0       0.5
  Net Other                          0.4      0.3             0.1       0.3
                                    ----     ----            ----      ----
Loss before income taxes            (1.7)    (9.7)           (4.2)     (5.9)
  Equity in Net Loss of Affiliate    0.0     (0.5)           (2.2)     (0.2)
  Income Taxes (Credit)             (1.2)    (5.0)           (1.2)     (2.7)
                                    ----     ----            ----      ----
Net Loss                            (0.5)%   (5.1)%          (5.2)%    (3.4)%
                                    =====    =====           =====     =====


                        THIRTEEN WEEKS ENDED July 3, 2004
                 COMPARED TO THIRTEEN WEEKS ENDED June 28, 2003

Net Sales
---------
Net sales for the second quarter of 2004 increased by 15.1% to $6,710,000 compared to $5,830,000 for the second quarter of 2003. Pounds shipped increased by 21.7%. The primary reason for the increase in sales was new customers and diversification to fibers other than polyester.


Cost of Sales and Gross Margin
------------------------------
Cost of sales increased in the second quarter of 2004 by $497,000 or 8.6% compared to the second quarter of 2003.

Cost of materials used increased by 13.0% primarily due to the increase in sales volume.

Direct labor increased by 14.0% primarily due to the increase in sales volume. Overhead cost increased by only $4,000 or 0.2%. Depreciation cost decreased by $60,000 for the quarter.

Gross margins improved for the quarter as a result of a 15.1% increase in sales and only an 8.6% increase in cost of sales.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses decreased by $19,000 or 3.4% compared to second quarter of 2003.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

                  THIRTEEN WEEKS ENDED July 3, 2004 COMPARED TO
                 THIRTEEN WEEKS ENDED June 28, 2003 (continued)

Interest Expense
----------------
Interest expense was $200 for the second quarter of 2004 compared to $29,000 in second quarter of 2003. The Company paid off its long-term debt in the fourth quarter of 2003 and used its revolving credit line sparingly in the second quarter of 2004.


Loss Before Provision for Taxes and Equity in Loss of Affiliate
---------------------------------------------------------------
For the second quarter 2004 the Company loss decreased to $113,000 versus $559,000 in 2003. The improvement was primarily due to increased sales volume.


Equity in Net Loss of Affiliate
-------------------------------
The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The Company wrote down the value of its investment in the first quarter based on an estimated liquidation value. The Company did not make any adjustment to the value in the second quarter, but will review the value in the third quarter when better information is available. Also see Note 13.


Credit for Income Taxes
--------------------------
A credit of $84,000 was provided for the loss before taxes of $113,000. Also see
Note 9.



                 TWENTY-SIX WEEKS ENDED July 3, 2004 COMPARED TO
                      TWENTY-SIX WEEKS ENDED JUNE 28, 2003

2004 Compared to 2003

Net Sales
---------
Net sales for the first six months of 2004 increased by 6.9% to $13,311,000 compared to $12,450,000 for the six months of 2003, while pounds shipped increased by 9.0%. The increase in sales was primarily due to new customers and diversification to fibers other than polyester.


Cost of Sales and Gross Margin
------------------------------
Cost of sales increased for the six month period by $778,000 or 6.5% compared to the six months of 2003.

Cost of materials used increased by 9.6%. The increase is primarily due to an increase in sales volume, sales mix, and higher reworks in the first quarter.

Direct labor cost increased by 7.0% primarily due to an increase in sales volume. Overhead cost decreased by $43,000 or 1%. Depreciation cost decreased by $104,000.

As a result of an increase in sales of 6.9% and an increase in cost of sales of only 6.4%, the Company's gross margin improved.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by $49,000 or 4.1%.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

                 TWENTY-SIX WEEKS ENDED July 3, 2004 COMPARED TO
                TWENTY-SIX WEEKS ENDED JUNE 28, 2003 (continued)

Interest Expense
----------------
Interest was $13,000 for the first six months of 2004 compared to $62,000 for 2003. The Company paid off its long-term debt in the fourth quarter of 2003 and used its revolving credit line sparingly in the first six months of 2004.


Loss Before Provision for Income Taxes and Equity in Loss of Affiliate
----------------------------------------------------------------------
Loss for the six months of 2004 decreased to $559,000 versus $730,000 in 2003. The improvement was primarily due to increased sales volume.


Equity in Net Earnings of Affiliate
-----------------------------------
The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The Company wrote down the value of its investment in Fytek by $298,000 in the first quarter of 2004. The Company did not make any adjustment to the value in the second quarter, but will review the value in the third quarter when better information is available. Also see Note 13.


Credit for Income Taxes
-----------------------
A net credit of $166,000 was provided for the loss before taxes of $559,000. Also see note 9.


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

The Company recorded a charge for impairment for Investment in Affiliate. The charge for impairment was based on assumptions made by management of the realizable value of the affiliate's assets less the affiliates liabilities compared to the value on the company's balance sheet.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

                 TWENTY-SIX WEEKS ENDED July 3, 2004 COMPARED TO
                TWENTY-SIX WEEKS ENDED JUNE 28, 2003 (continued)

Liquidity and Capital Resources
-------------------------------
The Company has a line of credit with its factor for accounts receivable. The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. At July 3, 2004 the Company had $2,877,000 due from its factor which should be collected over the next 60 days. The Company has the right to borrow up to 80% of the face amount of each account sold to the factor.

At July 3, 2004 the Company had no borrowing under the credit line. The unused line of credit was approximately $2,175,000.

The Company's working capital at July 3, 2004, aggregated $3,581,000 representing a working capital ratio of 2.4 to 1 compared to a working capital of $3,265,000 at January 3, 2004, and representing a working capital ratio of
3.76 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at July 3, 2004:

         Cash, cash equivalents and receivables...........     $3,966,000
         Current liabilities..............................      2,480,000
                                                                ---------
         Excess of quick assets over current liabilities..     $1,486,000

The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

During the first six months of 2004, the Company acquired new machinery and equipment of approximately $33,000 as set forth in the accompanying Statement of Cash Flows. For the balance of 2004, the Company anticipates the acquisition of machinery and equipment of approximately $67,000 which together with the acquisitions and deposits on acquisitions incurred to July 3, 2004 will aggregate an anticipated acquisition of new machinery of approximately $100,000 in 2004. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the six months ended July 3, 2004 to zero from $147,000 at January 3, 2004. See accompanying Statement of Cash Flow.


Forward Looking Statements
--------------------------
Certain statements in this Management's Discussion and Analysis of Financial condition and Results of Operations, and other sections of this report, contain forward-looking statements within the meaning of federal securities laws about the Company's financial condition and results of operations that are based on management's current expectations, beliefs, assumptions, estimates and projections about the markets in which the Company operates. Words such as "expects", anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

                 TWENTY-SIX WEEKS ENDED July 3, 2004 COMPARED TO
                TWENTY-SIX WEEKS ENDED JUNE 28, 2003 (continued)

Forward Looking Statements (continued)
-----------------------------------------
is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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

                  BURKE MILLS, INC. PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.  No report required.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. No report required.

Item 3 - Defaults Upon Senior Securities.  No report required.

Item 4 - Submission of Matters to a Vote of Security Holders. Matters were submitted to a vote of security holders of the Company at the Company's annual meeting of shareholders held May 18, 2004. Proxies for such meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees listed in the proxy statement; and, all of such nominees were elected. The matters voted upon were (a) election of chairman and secretary of the meeting and waiver of the reading of the minutes of the previous shareholders meeting; and 2,453,817 proxy votes were cast in favor thereof; (b) election of directors. The voting for directors was as follows:

         Director                   Votes For            Votes Withheld

Humayun N. Shaikh                   2,401,797               52,020
Thomas I. Nail                      2,403,397               50,420
Robert P. Huntley                   2,405,397               48,420
William T. Dunn                     2,405,372               48,445
Robert T. King                      2,405,397               48,420
Richard F. Byers                    2,403,397               50,420
Aehsun Shaikh                       2,401,797               52,020

Item 5 - Other Information.  No report.

Item 6 - Exhibits and Reports on Form 8-K

        (a) The exhibits required by Item 601 of Regulation SK are attached to this report or incorporated by reference from prior filings.

          (b) On May 19, 2004 the Company filed a report on Form 8-K dated May 19, 2004 attaching its news release announcing the Company's first quarter 2004 results. The press release contained condensed statements of operations for such quarter and same quarter in 2003 and condensed balance sheets for April 3, 2004 and January 3, 2004.


                                BURKE MILLS, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 17, 2004                   BURKE MILLS, INC.

                                        By: s/Humayun N. Shaikh
                                        ----------------------
                                        Humayun N. Shaikh,
                                        Chairman of the Board
                                        (Principal Executive Officer)


Date: August 17, 2004                   By: s/Thomas I. Nail
                                        -----------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Principal Financial Officer)

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


                                          s/Humayun N. Shaikh
Date: August 17, 2004                     ---------------------------
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



                                            s/Thomas I. Nail
Date: August 17, 2004                       ---------------------------
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


                                           s/Humayun N. Shaikh
Date: August 17, 2004                      ---------------------------
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


                                           s/Thomas I. Nail
Date: August 17, 2004                      ---------------------------
                                           Thomas I. Nail
                                           President and COO
                                           (Chief Financial Officer)