Form 10-Q
period 2004-10-02
BURKE MILLS INC
filed 2004-11-10
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF
                                      1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 29, 2004, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

PART  I - FINANCIAL INFORMATION                              Page Number
                                                             -----------

     Item 1 - Financial Statements
     -------
                  Condensed Balance Sheets                       3
                     October 2, 2004 (Unaudited) and
                     January 3, 2004

                  Condensed Statements of Operations and         4
                    Retained Earnings
                    Thirteen Weeks Ended October 2, 2004,
                       (Unaudited) and September 27, 2003
                    Thirty-Nine Weeks Ended October 2,
                    2004 (Unaudited) and September 27, 2003

                  Statement of Cash Flows                        5
                    Thirty-Nine Weeks Ended October 2,
                    2004 (Unaudited) and September 27, 2003


                  Notes to Condensed Financial Statements        6-11
---------------------------------------------------------

     Item 2 -  Management's Discussion and Analysis of           11-16
               Financial Condition and Results of Operations
---------------------------------------------------------

     Item 3 -  Quantitative and Qualitative Disclosures About    17
               Market Risk
---------------------------------------------------------

     Item 4 -  Controls and Procedures                           17
-------------------------------------------------------

Part II -  OTHER INFORMATION

     Item 1 - Legal Proceedings                                  18

     Item 2 - Unreqistered Sales of Equity Securities            18
                and Use of Proceeds

     Item 3 - Defaults Upon Senior Securities                    18

     Item 4 - Submission of Matters to a Vote of Security        18
              Holders

     Item 5 - Other Information                                  18

     Item 6 - Exhibits                                           18
---------------------------------------------------------

SIGNATURES                                                       18

EXHIBIT INDEX                                                    19

EXHIBITS/CERTIFICATIONS                                          20-22

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                October 2        January 3
                                                  2004             2004
                                               (Unaudited)       ----------
                                                --------
ASSETS
Current Assets
  Cash and cash equivalents                  $    90,641        $   147,062
  Accounts receivable                          3,816,583          2,365,284
  Inventories                                  1,949,403          1,880,477
  Prepaid expenses and other current assets      109,772             52,633
                                              ----------         ----------
Total Current Assets                           5,966,399          4,445,456
                                              ==========         ==========

Equity Investment in Affiliate                   196,300            553,180
                                               ---------         ----------

Property, plant & equipment - at cost         30,533,608         30,513,251
  Less: accumulated depreciation              23,771,201         22,450,432
                                              ----------         ----------
       Property, Plant and Equipment- Net      6,762,407          8,062,819
                                              ----------         ----------
Other Assets
  Deferred income taxes                           72,000             60,000
  Other                                           16,575             16,575
                                              ----------         ----------
                                                  88,575             76,575
                                              ----------         ----------
Total Assets                                 $13,013,681        $13,138,030
                                             ============       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt - revolving bank line      $       -0-        $  141,514
  Accounts payable                             1,970,548           871,695
  Accrued salaries and wages                     178,854            54,050
  Other liabilities and accrued expenses         156,139           113,412
                                              ----------        ----------
        Total Current Liabilities              2,305,541         1,180,671
Deferred Income Taxes                          1,115,000         1,374,000
                                              ----------        ----------
Total Liabilities                              3,420,541         2,554,671
                                              ----------        ----------
Commitments

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
        2,741,168 shares                       1,809,171        1,809,171
  Paid-in capital                              3,111,349        3,111,349
  Retained earnings                            4,672,620        5,662,839
                                              ----------       ----------
         Total Shareholders' Equity            9,593,140       10,583,359
                                              ----------       ----------
Total Liabilities & Shareholder's Equity     $13,013,681      $13,138,030
                                             ===========      ===========

See notes to financial statements.
Page 3

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              (Unaudited)

                              Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                              ----------------------    -----------------------
                               Oct. 2      Sept. 27     Oct. 2       Sept. 27
                                2004         2003        2004          2003
                              --------     --------    --------      --------
Net Sales                    $6,162,105   $6,536,838  $19,472,684  $18,986,354
---------
Costs and Expenses
  Cost of Sales               6,118,987    6,195,712   18,815,595   18,114,149
                             -----------  -----------  ----------   ----------
  Gross profit                   43,118      341,126      657,089      872,205

  Selling, General and
    Administrative Expenses     532,202     516,387     1,725,109    1,758,755
    Loss on disposal of
      property                      -0-         -0-        (4,023)      (7,906)
                             -----------  -----------  -----------  -----------

Operating Loss                 (489,084)   (175,261)   (1,063,997)    (894,456)
                             -----------  -----------  -----------  -----------
Other Income (Expense)
  Interest Expense                 (303)    (17,994)       (1,045)     (79,670)
  Interest Income                   339       5,558           806       22,426
  Other, net                         30      17,155         9,909       50,839
                                 -------     -------      -------       -------
 Total Other Income (Expense)        66       4,719         9,670       (6,405)
                                 -------     -------      -------       -------
Loss before Benefit of Income
  Taxes & Equity in Earnings/
  (Loss) of Affiliate          (489,018)   (170,542)   (1,054,327)    (900,861)

Income Tax Benefit              (99,000)     (1,824)     (271,000)    (343,883)
                               ----------  ----------  -----------  -----------
Loss before Equity in Net
  Earnings/(Loss)of Affiliate  (390,018)   (168,718)     (783,327)    (556,978)

Equity in Net Earnings/
   (Loss) of Affiliate           91,288     (13,445)     (206,892)     (43,822)
                             ----------   ----------   -----------   ----------
Net Loss                       (298,730)   (182,163)     (990,219)    (600,800)

Retained Earnings at Beginning
   of Period                  4,971,350   7,748,335     5,662,839    8,166,972
                              ---------   ---------    -----------  ----------
Retained Earnings at End
   of Period                 $4,672,620  $7,566,172    $4,672,620   $7,566,172
                             ==========  ==========    ==========   ==========
Basic and Diluted
Loss Per Share               $   (0.11)  $   (0.07)    $   (0.36)   $    (0.22)
                             ==========  ==========    ==========   ===========
Dividends Per Share of
   Common Stock                 None         None          None         None
                             ==========   ==========    ==========   ==========
Weighted Average Common
  Shares Outstanding          2,741,168    2,741,168    2,741,168    2,741,168
                             ==========   ==========   ==========   ==========

See notes to condensed financial statements.
Page 4

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Thirty-Nine Weeks Ended
                                              --------------------------
                                                Oct. 2       Sept. 27,
                                                 2004          2003
                                                 ----          ----
Cash flows from operating activities:
  Net Loss                                   $  (990,219)    $ (600,800)
                                             ------------     ----------
Adjustments to reconcile net loss
  to net cash used by operating activities:
    Depreciation                               1,357,112      1,519,099
    Allowance for mark-down inventory             49,000            -0-
    Deferred income taxes                       (271,000)        43,822
    Equity in affiliate                          356,880       (358,375)
    Gain (loss) on disposal of property assets    (4,023)         7,906
    Changes in assets and liabilities:
      Accounts receivable                     (1,451,299)      (444,365)
      Inventories                               (117,926)      (170,735)
      Prepaid expenses and other
          current assets                         (57,139)       (25,534)
      Accounts payable                         1,098,853        373,709
      Accrued salaries and wages                 124,804         60,432
      Other liabilities and accrued expenses      42,727        120,037
                                             ------------   -----------
                        Total Adjustments      1,127,989      1,125,996
                                             ------------   -----------

Net cash provided by operating activities        137,770        525,196
                                             ------------   -----------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                                  (57,177)      (107,087)
    Proceeds from sale of equipment                4,500            -0-
                                             ------------   ------------
Net cash (used) by investing activities          (52,677)      (107,087)
                                             ------------   ------------

Cash flows from financing activities:
   Principal payments of long-term debt              -0-     (2,423,214)
   Net payments to revolving credit line        (141,514)           -0-
                                             -----------     -----------
Net cash (used) by financing activities         (141,514)    (2,423,214)
                                             -----------     -----------
Net decrease in cash and cash equivalents        (56,421)    (2,005,105)

Cash and cash equivalents at
   beginning of year                             147,062      4,191,173
                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF
         THIRD QUARTER                       $    90,641     $2,186,068
                                             ===========     ==========

See notes to condensed financial statements

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ended January 1, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 2004.


NOTE 2 - STATEMENTS OF CASH FLOWS
---------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds on deposit with factor, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended October 2, 2004 and September 27, 2003 was $1,000 and $80,000 respectively. The Company had no cash payments for the thirty-nine weeks ending October 2, 2004 and September 27, 2003 for income taxes.


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


NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
 Accounts receivable are comprised of the following:
                                              October 2,         January 3,
                                                2004               2004
                                                ----               ----
     Account current - Factor:
       Due from Factor on regular
         factoring account                    $2,647,000         $1,520,000
       Non-factored accounts receivable        1,170,000            845,000
                                               ---------         ----------
                                              $3,817,000         $2,365,000
                                              ==========         ==========
Page 6

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 5 - ACCOUNTS RECEIVABLE (continued)
----------------------------------------
Pursuant to a factoring agreement, the Company sells substantial portions of its accounts receivable to a commercial factor without recourse, up to maximum credit limits established by the factor for individual accounts. The factor assumes the credit risks for these accounts and effects the collection of the receivables. Amounts invoiced to customers on accounts receivable factored in excess of the established maximum credit limits are sold to the factor with recourse in the event of nonpayment by customers. The Company had accounts receivables of $279,000 at October 2, 2004 that had been sold to the factor with recourse. At January 3, 2004 there was $232,000 sold to the factor with recourse.

The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the collection of the receivables sold (as defined), it is required to pay interest to the factor on these advances. The Company incurred only $300 in interest costs during the third quarter of 2004.

The Company's factor is collateralized by the accounts receivable sold to the factor, and the factor has filed an UCC-1 to evidence ownership of the receivables and to separate the receivables from the Company's creditors.



NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:
                                    October 2,        January 3,
                                      2004               2004
                                      ----               ----
     Finished & in process         $  942,000         $1,123,000
     Raw materials                    735,000            473,000
     Dyes & chemicals                 200,000            194,000
     Other                             72,000             90,000
                                   ----------         ----------
     Total                         $1,949,000         $1,880,000
                                   ==========         ==========



NOTE 7 - LINE OF CREDIT
-----------------------
The Company has a revolving credit agreement with its factor. Under the agreement the Company can borrow up to 80% of the face amount of each account sold to the factor. The borrowing rate is LIBOR plus 2.5%. The average borrowing rate for the third quarter was 4.077%. At the end of the quarter, there was no debt under the line of credit.

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

The items that comprise deferred tax assets and liabilities are as follows:

                                               Oct. 2,        Jan. 3
                                                2004           2004
                                                ----           ----
Deferred tax assets:
  Alternative minimum taxes paid            $  349,000      $ 349,000
Net operating loss carryover                   742,000        530,000
Charitable contributions carryover              12,000         12,000
State Tax Credits                               41,000         41,000
Other                                            3,000          3,000
Inventory                                       56,000         45,000
                                              ---------     ---------
Sub-Total                                     1,203,000       980,000
Valuation Allowance                          (1,132,000)     (920,000)
                                            -----------      ---------
Total                                       $    71,000     $  60,000
                                            ===========     ==========
Deferred tax liabilities:
  Accelerated depreciation for
     tax purposes                           $1,114,000     $1,374,000
  Other                                          1,000            -0-
                                            ----------      ----------
                                            $1,115,000     $1,374,000
                                            ==========     ==========


                                             Thirty-Nine Weeks Ended
                                             -----------------------
                                              Oct. 2       Sept. 27
Income tax benefit                             2004          2003
                                               ----          ----
        consists of:
        Deferred                            $(271,000)     $(279,452)
        Federal
        State                                     -0-        (64,431)
                                            ---------      ----------
                                            $(271,000)     $(343,883)
                                            =========      ==========

The net operating loss carryforward from a prior year is $889,000 expiring 2019/2022. The tax effect at the maximum tax rate is $302,300. The Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years.


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended October 2, 2004 and September 27, 2003.

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month generally mature over the next 60 days. At October 2, 2004 the Company had $2,647,000 due from its factor of which $279,000 are with recourse. Upon maturity, the funds are automatically transferred by the factor to the Company's bank.


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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. Company estimates that it will receive $200,000 cash distribution after liquidation in addition to a $150,000 disbursement received in September 2004. In the first quarter the Company wrote down the investment in affiliate by $298,000 based on its estimate.

A major portion of the estimate is based on employee severance pay. Severance pay can be reduced if the joint venture partner can absorb Fytek employees into its operations. Fytek began paying severance in the third quarter.

The Company did not change its estimate for the value of its investment in affiliate in the second quarter.

In the third quarter the Company received a partial distribution of $150,000 from Fytek. The Company estimates that the remaining disbursements from Fytek could be approximately $196,000. Therefore, the Company has written up its Fytek investment by $91,000 to reflect the estimate.

During the thirty-nine weeks ended October 2, 2004, the Company had purchases from Fytek of $774,000 compared to $575,000 during the same quarter in 2003. The increase in purchases is due to a buildup of inventory at the Company for a transition to a domestic supplier and production start-up at the Company.

Burke Mills does not guarantee any debt for its joint venture, Fytek. Financial information for Fytek is as follows:

                                BURKE MILLS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------

                               STATEMENT OF INCOME
                    (In thousands of U.S. dollars)(Unaudited)

                                    3rd Quarter            Nine Months
                                    -----------            -----------
                                  2004        2003        2004       2003
                                  ----        ----        ----       ----

Net Sales                        $ 361       $575       $1,430     $1,826
Gross Profit (Loss)               (112)       (71)        (285)      (105)
Income (Loss) from continuing
   operations                     (276)       (42)        (446)      (100)
Income (Loss) before taxes        (276)       (42)        (446)      (100)
Provision/credit for income tax     87        (15)         145        (37)
                                 ------     ------       -------   -------
 Net Income (Loss)               $(189)     $ (27)      $ (301)   $   (63)
                                 ======     ======       =======   =======




                                  BALANCE SHEET
                         (In thousands of U.S. dollars)

                                                2004           2003
                                               ------         ------
     ASSETS
Current assets                                $  788          $2,128
Non-current assets                               468             215
                                               ------         ------
  Total Assets                                 1,256           2,343
                                               ======         ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              226             611
Non-current liabilities                          -0-              41
                                               -----           -----
  Total Liabilities                                              652
Shareholders equity                            1,030           1,691
                                               -----           -----
Total Liabilities & Shareholders' Equity      $1,256          $2,343
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

                                BURKE MILLS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the twenty-six week periods ended October 2, 2004, and September 27, 2003.


       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
-----------------
The Company's major market is packaged dyed yarns for home, contract, automotive upholstery, and home furnishings. The Company's production is on a make-to-order basis.

The Company continues to experience an erratic order rate. The first half of the third quarter orders were strong, causing the Company to work overtime to meet customer delivery requirements. In the second half of the quarter orders weakened, causing short-term layoffs and less efficient use of labor.

In the second, third, and fourth quarters the Company has experienced price increases on its major raw material, polyester yarn. The Company believes that it has offset the first two price increases by increasing prices to its customers. The third increase is in the process of being passed to customers, but there is no guarantee that the customers will accept or can absorb the increase.

As discussed in previous filings, the Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. In the third quarter the Company received a partial distribution of $150,000 from Fytek. The Company estimates that the remaining disbursements from Fytek could be approximately $196,000. Therefore, the Company has written up its Fytek investment by $91,000 to reflect the estimate. Fytek is in the process of liquidating its assets and collecting the accounts receivable. It could be into the first quarter of 2005 before all assets are liquidated and accounts receivable are collected. The Company believes its estimate for the final distribution is fair based on its current knowledge of the facts. The final disbursement could vary from this estimate.

At the end of the third quarter the Company continued to have no long-term debt or revolving debt and has a quick ratio of 1.69.


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


Results of Operations
---------------------
2004 Compared to 2003
---------------------
                                    Thirteen Weeks          Thirty-Nine Weeks
                                       Ended                     Ended
                                  --------------------      -------------------
                                  Oct. 2   Sept. 27         Oct. 2    Sept. 27
                                   2004      2003            2004      2003
                                   ----      ----           ----       ----
Net Sales                          100.0%   100.0%         100.0%     100.0%
  Cost of Sales                     99.3     94.8           96.6       95.4
                                   ------   ------         ------     ------
  Gross Profit                       0.7      5.2            3.4        4.6
  Selling, General, Administrative
         Expenses                    8.6      7.9            8.9        9.3
                                    -----    -----          -----      -----
  Operating Loss                    (7.9)    (2.7)          (5.5)      (4.7)
  Interest Expense                   0.0      0.2            0.0        0.4
  Other (Income) - net               0.0     (0.3)          (0.1)      (0.4)
                                    -----    -----          -----      -----
  Loss before Income Taxes          (7.9)    (2.6)          (5.4)      (4.7)
  Equity in Net Earnings (Loss)
     of Affiliate                    1.5     (0.2)          (1.1)      (0.3)
  Income Taxes (Credit)             (1.6)     0.0           (1.4)       1.8
                                    -----    -----          -----      -----
Net Loss                            (4.8)%   (2.8)%         (5.1)%      (3.2)%
                                    =====    =====          =====      =====


                        THIRTEEN WEEKS ENDED OCTOBER 2, 2004
                 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003

Net Sales
---------
Net sales for the third quarter of 2004 decreased by 5.7% to $6,162,000 compared to $6,537,000 for the third quarter of 2003. Pounds shipped decreased by 2.6%. The primary reason for the decrease in sales was a lower customer demand experienced in the last half of the quarter.


Cost of Sales and Gross Margin
------------------------------
Cost of sales decreased in the third quarter of 2004 by $77,000 or 1.2% compared to the third quarter of 2003.

Cost of materials used decreased by 9.8% primarily due to a decrease in sales volume and sales mix. The Company's commission sale (the dyeing of customer owned yarn) increased for the quarter.

Direct labor increased by 9.6% primarily due to the following factors:

        a. Customer orders were strong in the first half of the quarter causing the Company to work overtime.

        b. Customer orders were weak in the second half of the quarter causing inefficient use of labor.

        c. The Company also experienced mechanical problems with equipment that accounts for about one-third of its production. The problems caused reworks and overtime cost.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      THIRTEEN WEEKS ENDED OCTOBER 2, 2004
               COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003


Cost of Sales and Gross Margin (continued)
------------------------------
Overhead cost increased by $92,000 or 4.3% primarily as a result of increased cost of $123,000 for employee medical claims.

Gross margins declined for the quarter as a result of lower sales, increased direct labor cost, and increased overhead cost.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses increased by $16,000 or 3.1% compared to the third quarter of 2003.


Interest Expense
----------------
Interest expense was $300 for the third quarter of 2004 compared to $18,000 in third quarter of 2003. The Company paid off its long-term debt in the fourth quarter of 2003 and has used its revolving credit line sparingly in the third quarter of 2004.


Loss Before Provision for Taxes and Equity in Earnings of Affiliate
-----------------------------------------------------------------------
For the third quarter the Company experienced a loss of $489,000 compared to a loss in the third quarter of 2003 of $171,000. The loss is explained in the foregoing discussion.


Equity in Net Earnings/(Loss) of Affiliate
------------------------------------------
The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. In the third quarter the Company received a partial distribution of $150,000 from Fytek. The Company estimates that the remaining disbursements from Fytek could be approximately $196,000. Therefore, the Company has written up its Fytek investment by $91,000 to reflect the estimate. Fytek is in the process of liquidating its assets and collecting the accounts receivable. It could be into the first quarter of 2005 before all assets are liquidated and accounts receivable are collected. The Company believes its estimate for the final distribution is fair based on its current knowledge of the facts. The final disbursement could vary from this estimate.


Income Tax Benefit
------------------
A benefit of $99,000 was provided for the loss before taxes of $398,000. Also see Note 9.


                     THIRTY-NINE WEEKS ENDED OCTOBER 2, 2004
             COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003

2004 Compared to 2003

Net Sales
--------
Net sales for the first nine months of 2004 increased by 2.6% to $19,473,000 compared to $18,986,000 for the nine months of 2003, while pounds shipped increased by 5.1%. The increase in sales was primarily due to new customers and diversification to fibers other than polyester.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                     THIRTY-NINE WEEKS ENDED OCTOBER 2, 2004
             COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003


2004 Compared to 2003

Cost of Sales and Gross Margin
------------------------------
Cost of sales increased for the nine month period by $701,000 or 3.9% compared to the nine months of 2003.

Cost of materials used increased by 5.4%. The increase is primarily due to an increase in sales volume, sales mix, price increases on raw yarn, and higher reworks in the first and third quarters.

Direct labor cost increased by 7.9% primarily due to an increase in sales volume and the factors discussed for third quarter.

Overhead cost increased by $49,000 or .8%. Employee health claims increased by $149,000.

As a result of an increase in sales of 2.6% and an increase in cost of sales of 3.9%, the Company's gross margin declined.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses declined by $34,000 or 1.9% compared to 2003. In the weak business environment, the Company is maintaining a strong sales effort.


Interest Expense
----------------
Interest was $1,000 for the first nine months of 2004 compared to $80,000 for 2003. The Company paid off its long-term debt in the fourth quarter of 2003 and used its revolving credit line sparingly in the first nine months of 2004.


Loss Before Provision for Income Taxes and Equity in Loss of Affiliate
----------------------------------------------------------------------
For the nine months, the Company experienced a loss of $1,054,000 compared to a loss for nine months of 2003 of $901,000. The loss is explained in the foregoing discussion.


Equity in Net Income/(Loss) of Affiliate
----------------------------------------
The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. In the third quarter the Company received a partial distribution of $150,000 from Fytek. The Company estimates that the remaining disbursements from Fytek could be approximately $196,000. Therefore, the Company has written up its Fytek investment by $91,000 to reflect the estimate. Fytek is in the process of liquidating its assets and collecting the accounts receivable. It could be into the first quarter of 2005 before all assets are liquidated and accounts receivable are collected. The Company believes its estimate for the final distribution is fair based on its current knowledge of the facts. The final disbursement could vary from this estimate.


Income Tax Benefit
------------------
A benefit of $271,000 was provided for the loss before taxes of $1,261,000. Also see note 9.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                     THIRTY-NINE WEEKS ENDED OCTOBER 2, 2004
             COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003


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


Liquidity and Capital Resources
-------------------------------
The Company has a line of credit with its factor for accounts receivable. The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. At October 2, 2004 the Company had $2,647,000 due from its factor which should be collected over the next 60 days. The Company has the right to borrow up to 80% of the face amount of each account sold to the factor.

At October 2, 2004 the Company had no borrowing under the credit line. The unused line of credit was approximately $1,894,000.

The Company's working capital at October 2, 2004, aggregated $3,661,000 representing a working capital ratio of 2.6 to 1 compared to a working capital of $3,265,000 at January 3, 2004, and representing a working capital ratio of
3.76 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at October 2, 2004:

         Cash, cash equivalents and receivables...........     $3,907,000
         Current liabilities..............................      2,306,000
                                                                ---------
         Excess of quick assets over current liabilities..     $1,601,000

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                     THIRTY-NINE WEEKS ENDED OCTOBER 2, 2004
             COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003


Liquidity and Capital Resources (continued)
-------------------------------
The Company believes that its cash, cash equivalents and receivables, and its factoring and credit arrangements will be sufficient to finance its operations for the next 12 months.

During the first nine months of 2004, the Company acquired new machinery and equipment of approximately $57,000 as set forth in the accompanying Statement of Cash Flows. For the balance of 2004, the Company anticipates the acquisition of machinery and equipment of approximately $43,000 which together with the acquisitions and deposits on acquisitions incurred to October 2, 2004 will aggregate an anticipated acquisition of new machinery of approximately $100,000 in 2004. The Company plans to finance its capital from cash provided from operations and bank financing.

The Company's cash and equivalents decreased for the nine months ended October 2, 2004 to $91,000 from $147,000 at January 3, 2004. See accompanying Statement of Cash Flow.


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


Item 4 - Controls and Procedures
---------------------------------
As of the end of the fiscal quarter covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedure. The term "disclosure controls and procedures" means the controls and other procedures of the Company that are designed to insure that information required to be disclosed by the Company in its reports to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its chief executive officer and its chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries, of which the company has none) required to be included in the reports filed with the SEC by the Company. There has been no significant change in the Company's internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  BURKE MILLS, INC. PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.  No report required.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds. No report required.

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


Date: November , 2004                     BURKE MILLS, INC.

                                        By: s/Humayun N. Shaikh
                                        ----------------------
                                        Humayun N. Shaikh,
                                        Chairman of the Board
                                        (Principal Executive Officer)


Date: November , 2004                   By: s/Thomas I. Nail
                                        -----------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Principal Financial Officer)

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



                                              s/Humayun N. Shaikh
Date: November , 2004                         ---------------------------
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



                                            s/Thomas I. Nail
Date: November , 2004                       ---------------------------
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


                                           s/Humayun N. Shaikh
Date: November , 2004                      ---------------------------
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


                                           s/Thomas I. Nail
Date: November, 2004                       ---------------------------
                                           Thomas I. Nail
                                           President and COO
                                           (Chief Financial Officer)