Form 10-K
period 2005-01-01
BURKE MILLS INC
filed 2005-04-01
CIK 15486

Microsoft Word 11.0.5604;


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

                            For the Fiscal Year Ended
                                 January 1, 2005

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

The aggregate market value of the voting common stock (the registrant has no non-voting equity) held by non-affiliates of the registrant (computed by reference to the average bid and asked price as of the last business day of the registrant's most recently completed second fiscal quarter) was $1,724,948.

The number of shares outstanding of the registrant's only class of common stock as of March 4, 2005 is 2,741,168 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement related to the annual meeting of shareholders of the Company scheduled for May 17, 2005, which is to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS

                                                               Page Number
                                                               -----------
       Item 1 - Business . . . . . . . . . . . . . . . . . . . .   3

       Item 2 - Properties . . . . . . . . . . . . . . . . . . .   5

       Item 3 - Legal Proceedings. . . . . . . . . . . . . . . .   6

       Item 4 - Submission of Matters to a Vote of Security
                Holders. . . . . . . . . . . . . . . . . . . . .   6

       Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of
                Equity Securities. . . . . . . . . . . . . . . .   6

       Item 6 - Selected Financial Data. . . . . . . . . . . . .   6

       Item 7 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . .   8

       Item 7A- Quantitative and Qualitative Disclosures about
                Market Risk. . . . . . . . . . . . . . . . . . .  16

       Item 8 -  Financial Statements and Supplementary Data
                 (Report of Independent Registered Public
                Accounting Firm) . . . . . . . . . . . . . . . .  16

       Financial Statements
                    Condensed Balance Sheets . . . . . . . . . .  18
                 January 1, 2005 and January 3, 2004

                    Condensed Statements of Operations . . . . .  19
                 January 1, 2005, January 3, 2004,
                      and December 28, 2002

                    Statements of Changes in Shareholders' Equity 20

                    Statements of Cash Flows . . . . . . . . . .  21
                 January 1, 2005, January 3, 2004,
                 and December 28, 2002


       Notes to Condensed Financial Statements . . . . . . . . .  22

       Item 9 -  Changes in Disagreements with Accountants
                 Accounting and Financial Disclosure . . . . . .  31

       Item 9A - Controls and Procedures . . . . . . . . . . . .  33

       Item 9B - Other Information . . . . . . . . . . . . . . .  33

       Item 15 - Exhibits and Financial Statement Schedules. . .  35

       Signatures. . . . . . . . . . . . . . . . . . . . . . . .  35-36

       Exhibit Table . . . . . . . . . . . . . . . . . . . . . .  37

       Exhibit 14 Code of Ethics . . . . . . . . . . . . . . . .  38

       Certifications. . . . . . . . . . . . . . . . . . . . . .  39-41

                                BURKE MILLS INC.
                                     PART I

ITEM 1 - BUSINESS
------------------

     (a) General Development of Business - During 2004 the Company's general development of business consisted of expanding its product line into other fibers, closing its joint venture, Fytek, improving operating performance, and strengthening its balance sheet.

          During 2004, the Company continued to experience a very weak textile economy causing a very competitive market, a shrinking potential customer base, and an erosion in customer credit quality. The Company's customers were affected by the weak economy and also by competition from imports.

     (b) Financial Information about Industry Segments - The Company had only one industry segment during the fiscal year ended January 1, 2005.

     (c) Narrative Description of Business - The Company is engaged in texturing, winding, dyeing, processing and selling of cotton, filament, novelty and spun yarns, and in the dyeing and processing of these yarns for others on a commission basis.

    The principal markets served by the Company are apparel, upholstery, home furnishings and industrial uses through the knitting and weaving industry.

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

     The dollar amount of backlog of unshipped orders as of January 1, 2005 was $2,090,000 and as of January 3, 2004 was $1,519,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or canceled in the future.

     The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

     With respect to the practices of the Company relating to working capital items, the Company generally carries enough inventory for approximately 48 days. On average, the Company turns its inventory approximately 6 to 8 times each year. The Company meets its delivery schedules on a consistent on-time basis, and has a ready supply of raw materials from suppliers. For the fiscal year ended January 1, 2005 approximately 7% of the Company's sales were from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers to return merchandise except where the merchandise is

                            BURKE MILLS, INC. PART I

------------------------------
defective. The Company rarely extends payment terms to its customers beyond sixty (60) days and has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

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

     The Company believes its manufacturing operations are in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such changes. Compliance by the Company during the fiscal year ended January 1, 2005 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings, or the competitive position of the Company.

     During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and continues to move toward a solution of natural attenuation. The cost of monitoring is approximately $31,000 per year.

     On January 30, 2005, the Company had 165 employees. The Company's yarn division is its only division. During the fiscal year ended January 1, 2005 sales to two customers, Quaker Fabric Corporation and Culp Weaving, exceeded ten percent of the Company's revenue. Quaker Fabric Corporation was 20.7% of total revenues in 2004, 25.5% in 2003, and 35.8% in 2002. Culp Weaving was 11.8% of total revenues in 2004, 9.7% in 2003, and 3.2% in 2002. The loss of either customer would have a material adverse effect on the Company in the short run, but the Company believes that it would be able to replace the business within a reasonable time.

     The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. Company estimates that it will receive approximately $196,000 cash distribution after liquidation in addition to a $150,000 disbursement received in September 2004.

     During 2004 the Company had purchases from Fytek of $800,000 compared to $882,000 in 2003.

                            BURKE MILLS, INC. PART I

     (d) Financial Information about Geographic Areas. For each of the last three fiscal years of the Company, revenues of the Company from customers outside the U.S. are as follows:

          Country of Domicile       2004            2003            2002

                    Mexico       $  67,000       $  272,000      $  567,000
                    Canada          15,000              -0-          66,000
                    Honduras       406,000          980,000         221,000
                    Barbados           -0-              -0-         140,000
                    Turkey           1,000              -0-             -0-
                    Hong Kong       33,000              -0-             -0-
                                ----------       -----------    -----------
       Total..........           $ 522,000       $1,252,000      $  994,000

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

The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven (7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended January 1, 2005 are as follows:

                             Pounds/Year 2004
     Department                Capacity            Utilization
     ----------                --------            -----------
     Winding Machines         21,155,000               9%
     Texturing Machines          816,000              19%
     Dyeing Equipment         25,800,000              36%

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


                                    PART II
                                   ----------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------------------------------------
     (a) The principal United States (or other) market in which the Company's common stock is being traded is the over-the-counter market. The stock is quoted in the Nasdaq Over-The-Counter Bulletin Board quotations system under the symbol BMLS.OB. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two years ended December 31, 2004, and on the latest practicable date (as obtained from Commodity Systems, Inc.) is as follows:

                  Quarter Ending
                     2004                  High Bid         Low Bid
                  ------------             --------         --------
                    March 31                $1.29            $1.01
                    June 30                 $1.60            $1.06
                    September 30            $1.50            $1.26
                    December 31             $1.50            $1.10


                  Quarter Ending
                     2003                  High Bid         Low Bid
                  ------------             --------         --------
                  March 31                  $0.85            $0.61
                  June 30                   $1.48            $0.70
                  September 30              $1.20            $0.76
                  December 31               $1.20            $0.85

                  February 17, 2005         $1.18            $1.18

   Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

   (b) As of February 7, 2005 there were 352 holders of record of the common stock of the Company.

   (c) The Company has declared no dividends on its common stock during the past two fiscal years.

     (d) Securities Authorized For Issuance Under Equity Compensation Plans. No equities securities of the Company are authorized for issuance under equity compensation plans.


ITEM 6. SELECTED FINANCIAL DATA
--------------------------------
The following selected financial data set forth for the last five fiscal years of the Company have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto and other financial information included therein.

                            BURKE MILLS, INC. PART II

-------------------------------------------
                                 (In thousands except per share data)
                                              Years Ended
                                  ----------------------------------------
                                         Restated
                                 Jan. 1   Jan. 3    Dec. 28  Dec. 29  Dec. 30
                                  2005    2004(B)    2002     2001     2000
                                  ----   --------    ----     ----     ----
SELECTED INCOME STATEMENT DATA
  Net Sales                     $25,134  $24,815   $29,990   $37,194   $39,456
  Cost of Sales                  24,546   24,237    27,968    33,711    37,123
                                -------   -------   -------  -------   -------
  Gross Profit                  $   588  $   578   $ 2,022   $ 3,483   $ 2,333
                                -------   -------   -------   ------   -------
  Income (loss) before income
     taxes                      $(2,106) $(2,222)  $  (641)  $   487   $(1,390)
  Income Taxes (credit)            (399)    (638)     (322)      172      (540)
                                 -------  -------   -------   -------   -------
  Net Income (loss)             $(1,707) $(1,584)  $  (319)  $   315   $  (850)
                                 =======  =======   =======   ======    =======
  Per Share (Note A)
    Net income (loss)           $  (.62) $  (.58)  $  (.12)  $   .11   $  (.31)
                                 =======  =======   =======   ======    =======
  Cash dividends declared
         Per common share         None      None      None      None      None
                                 =======   ======    ======    ======    ======
  Weighted average number
    of common shares outstanding  2,741    2,741     2,741     2,741     2,741
                                 ======   =======   =======   =======    ======


SELECTED CASH FLOW DATA
  Capital expenditures          $    72   $   127   $   888   $   388  $   631
                                 ======    ======    ======    ======   ======
  Depreciation                  $ 1,779   $ 2,010   $ 2,055   $ 2,203  $ 2,332
                                 ======    ======    ======    ======   ======


SELECTED BALANCE SHEET DATA
  Current assets                $ 5,135   $ 4,445   $ 8,670   $10,132  $ 9,161
  Current liabilities             1,676     1,181     2,482     3,322    3,503
                                 ------     -----     -----     -----    -----
  Working capital               $ 3,459   $ 3,264   $ 6,188   $ 6,810  $ 5,658
                                =======   =======   =======   =======  =======
  Current ratio                    3.06      3.76      3.49      3.05     2.62
                                   ====      ====      ====      ====     ====
  Total assets                  $11,472   $13,078   $20,225   $22,803  $23,994
                                =======   =======   =======   =======  =======
  Long-term debt                $   -0-   $   -0-   $ 2,920   $ 4,098  $ 5,241
                                =======   =======   =======   =======  =======
  Net deferred tax liability    $   -0-   $   394   $ 1,735   $ 1,977  $ 2,159
                                =======   =======   =======   =======  =======
  Shareholders' equity          $ 9,796   $11,503   $13,088   $13,406  $13,091
                                =======   =======   =======   =======  =======

(A) Income per share has been computed based on the weighted average number of common shares outstanding during each period.

(B) The Company has restated its previously issued financial statement for the year ended January 3, 2004. For the fiscal year ended January 3, 2004, the Company calculated the valuation allowance (mark-down) based upon the gross value of deferred tax assets which was $980,000. The Company has concluded that this calculation should be restated to calculate the valuation allowance based on the difference between deferred tax assets and deferred tax liabilities. Deferred tax liabilities exceeded deferred tax assets by $394,000 during the fiscal year ended January 3, 2004. The effect of the change was to reduce the Company's total assets as of January 3, 2004 by $60,000, decrease total liabilities by $980,000, increase total shareholder's equity by $920,000 and decrease by $920,000 the Company's net loss for the fiscal year ended January 3, 2004. See Note 2.

                            BURKE MILLS, INC. PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------
The Company has restated its previously issued financial statement for the year ended January 3, 2004. For the fiscal year ended January 3, 2004, the Company calculated the valuation allowance (mark-down) based upon the gross value of deferred tax assets which was $980,000. The Company has concluded that this calculation should be restated to calculate the valuation allowance based on the difference between deferred tax assets and deferred tax liabilities. Deferred tax liabilities exceeded deferred tax assets by $394,000 during the fiscal year ended January 3, 2004. The effect of the change was to reduce the Company's total assets as of January 3, 2004 by $60,000, decrease total liabilities by $980,000, increase total shareholder's equity by $920,000 and decrease by $920,000 the Company's net loss for the fiscal year ended January 3, 2004. See
Note 2.


EXECUTIVE SUMMARY
-----------------
The Company's major market is supplying packaged dyed yarn for home, contract automotive upholstery and home furnishings. The Company's production is on a make-to-order basis.

Until 2004 the Company specialized in dyeing of textured and spun polyester. A decision was made to expand into other fibers, and as a result of that decision, the Company was able to improve sales slightly over 2003.

The Company has not experienced any major bad debt write offs, but the credit qualities of its customers continue to erode. The Company has had one major customer to close operations. This customer accounted for $691,000 in sales in 2004 and $944,000 in 2003. Another major customer is experiencing credit difficulty, and the Company has begun to move away from selling this customer. This customer accounted for $551,000 in sales for 2004 and $905,000 in 2003. Also, the Company's factor has become more conservative in approving customer credit, and the Company is taking more accounts receivable at its risk. Subsequently, the Company will move its accounts receivable in-house during the first quarter of 2005, eliminating its factoring arrangement.

During 2004 there were four price increases on polyester yarns which aggregated to approximately a 17% increase. The Company was able to pass the increases to its customers. There is another price increase of approximately 9% announced for the first quarter of 2005. The Company believes it will be very difficult to pass this increase to its customers.

As discussed in previous filings, the Company continues to experience increased costs for employee health cost, all insurance, fuel oil and natural gas. None of these cost increases have been passed along in pricing to customers.

The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August of 2004. The Company estimates that it will receive approximately $196,000 cash distribution after liquidation in addition to a $150,000 disbursement received in September 2004. To replace the yarn purchased from Fytek, some machinery has been moved back to Valdese, NC, for production, and a domestic supplier is also being used. The machinery remaining at Fytek is fully depreciated and will be sold and/or abandoned. During the first quarter of 2005 there is $85,000 in commitments to purchase some of the machinery.

At year end the Company had no long-term debt or revolving debt, and has a quick ratio of 2.02.

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
The following table sets forth selected operating data of the Company as percentages of net sales for the periods indicated.

                                        Relationship to Total Revenue
                                             For the Year Ended
                                       ------------------------------
                                                  Restated
                                         Jan. 1    Jan. 3      Dec. 28
                                          2005      2004        2002
                                          ----    --------      ----
Net Sales                                100.0%    100.0%      100.0%
Cost of Sales                             97.7      97.7        93.3
                                        -------   -------     -------
Gross profit margin                        2.3       2.3         6.7

Selling, general, administrative          10.0      10.8         8.6
                                        -------   -------     -------
Operating loss                            (7.7)     (8.5)       (1.8)
Other income                               0.1       0.4         0.3
Other expenses                             0.0      (0.6)       (0.6)
                                         ------    ------      -------
Loss before income taxes and
  net equity in affiliates                (7.6)     (8.8)       (2.1)
Income taxes (credit)                     (1.6)     (2.6)       (1.1)
                                        -------   -------      -------
                                          (6.0)     (6.2)       (1.0)
Equity (Loss) in Net Earnings
  Of Affiliate                            (0.8)     (0.2)        0.1
                                        -------    ------      -------
Net Loss                                  (6.8)%    (6.4)%      (1.1)%
                                        =======    =======     =======


                  Results of Operations: 2004 Compared to 2003
                  --------------------------------------------
Net Sales
----------
Net sales for 2004 increased to $25.1 million from $24.8 million in 2003 or 1.3%. During the year the Company expanded into other fibers and added customers. New customers accounted for approximately $1.7 million in sales, with most of these sales occurring after the first quarter. The increase in new customer sales was partially offset by a decline in sales to existing customers, who are experiencing competition from imports and credit problems.

Cost of Sales and Gross Margin
-------------------------------
Total cost of sales increased by $309,000 or 1% compared to 2003.

Material cost increased by 2% mainly as a result of increased sales, price increases, and sales mix.

Direct labor increased by 4% as a result of increased sales and erratic order flow.

Overhead expense decreased by .7% compared to 2003. Health claims increased by 23%, electricity cost increased by 4%. Repair and maintenance cost increased by 12%, and water increased by 11%. Depreciation expense decreased by 12%.

Selling, General and Administrative Expenses
-------------------------------------------
Selling, general and administrative expenses decreased by 2%.

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Results of Operations:  2004 Compared to 2003 (continued)
---------------------------------------------------------

Loss on Disposal of Property Assets
-----------------------------------
In 2004 the Company wrote off equipment as non-performing assets with a net book value of $198,000. Sales volume related to the equipment decreased, and the Company will not pursue volume for the machinery in the future.

Equity in Net Loss of Affiliate
-------------------------------
The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. In the third quarter the Company received a partial distribution of $150,000 from Fytek. The Company estimates that the remaining disbursements from Fytek could be approximately $196,000. Therefore, the Company has written down its Fytek investment by $207,000 to reflect the estimate. Fytek is in the process of liquidating its assets and collecting the accounts receivable. It could be into the first quarter of 2005 before all assets are liquidated and accounts receivable are collected. The Company believes its estimate for the final distribution is fair based on its current knowledge of the facts. The final disbursement could vary from this estimate.

Credit for Income Taxes
----------------------
The Company recorded a credit of $399,000 for income taxes on a net loss before taxes of $2,107,000. This compares to a net credit of $638,000 in 2003 as restated for a net loss before taxes of $2,223,000. See Note 9 - Income Taxes.

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

The Company reviews its inventory and when necessary records the impairment in the carrying value of obsolete and slow moving items. The impairment is determined by aging the inventory, reviewing the inventory with the salesmen, and determining a salvage value.

The Company reviews its net deferred tax asset and when necessary records a valuation allowance to adjust the asset to an amount believed realizable. Consideration is given to estimated future taxable income, expiration of operating loss carryforwards, and expiration of tax credits to determine the amount of the valuation allowance.

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------
In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do no have commercial substance. SFAS No. 153 is effective for the Company as of January 1, 2005. The Company will apply the requirements of SFAS No. 153 when such an exchange occurs.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have a material effect on our financial position or results of operations.


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

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Results of Operations: 2003 Compared to 2002
---------------------------------------------

Cost of Sales and Gross Margin (continued)
--------------------------------------------
Direct labor decreased by 16.9%, mainly as a result of lower sales volume.

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

Fytek sales in 2003 were $2,305,000 with a loss before taxes of ($139,000), and an after tax loss of ($87,000). The balance at the end of 2003 in Fytek's stockholders equity was $1,559,000 compared to $1,797,000 at the end of 2002. The Company is taking a charge for impairment against the equity investment in Fytek due to a permanent decline in value. (See Note 10.)

Credit for Income Taxes
-----------------------
The Company recorded a net credit of $638,000 as restated in 2003 for income taxes on a net loss before taxes of $2,223,000. This compares to a net credit of $322,000 in 2002 for a net loss before taxes of $641,000. See Note 9 - Income Taxes.

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

                Results of Operations 2004 - 2002 Sales Analysis
                -------------------------------------------------
The table below sets forth an analysis of sales volume for the period 2002 to 2004, inclusive. It discloses that full yarn sales prices decreased from a high of $2.67 per pound in 2002 to $2.54 in 2004. Unit prices for commission sales have varied based on mix and market conditions.

The decrease in full yarn average sales prices is a result of a shift from dyeing and winding yarn on cones to dyeing and direct shipping, which began in 1996, and competitive pressure on pricing.

                                                    % of       Sales $
                                     % of         Pounds of    Per
                                   Net Sales      Yarn Sold    Pound
2004:
     Yarn sales                       94%            93%       $2.54
     Commission sales                  6              7         2.43
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
2003:
     Yarn sales                       97%            97%       $2.61
     Commission sales                  3              3         2.78
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
2002:
     Yarn sales                       97%            97%       $2.67
     Commission sales                  3%             3%        2.60
                                     ----           ----
            Total                    100%           100%
                                     ====           ====

Liquidity and Capital Resources
-------------------------------
The Company historically has financed its operations and capital requirements through a combination of funds generated from operations, line of credit, and long-term debt. In 2003 the Company paid off its long-term debt. In 2004 all of its fund requirements were financed with funds generated from operations, with a credit line in place to smooth out the cash needs. At January 1, 2005, the Company had no long-term debt or debt under its credit line.

As set forth in the Statement of Cash Flows, funds provided from operating activities were $156,000. Although the increase of $699,000 in accounts receivable required the use of funds, the Company's accounts payable increased by $594,000 and offset a portion of the funds needed. The Company's practice is to pay its vendors per their terms. The increase in accounts receivable and accounts payable was due to higher shipping level in the last half of the fourth quarter versus fourth quarter of 2003.

Cash provided from investing activities was $155,000. The Company received $150,000 from Fytek, its joint venture in Mexico, and had proceeds of $77,000 from the sale of Company owned machinery located at Fytek. Capital expenditures were $72,000 in 2004 versus $127,000 in 2003, and $888,000 in 2002. Planned capital expenditures in 2005 are estimated at $200,000. The Company plans to finance its capital needs from cash provided from operations, proceeds from the liquidation of Fytek, and proceeds from the sale of Company owned machinery located at Fytek.

The net cash used by financing activities of $142,000 was the result of paying off the Company's line of credit.

In the first quarter of 2005 the Company sold $85,000 of its machinery located at its joint venture, Fytek, and has a $15,000 non-refundable deposit for

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Liquidity and Capital Resources (continued)
------------------------------------------
$144,000 for the remainder of the machinery at Fytek. Proceeds from the liquidation of Fytek will be approximately $196,000, which should be received in April 2005.

The Company's ability to generate cash from operating activity is subject to the level of net sales. As discussed earlier, the Company has expanded into other fibers and added customers.

The Company has a line of credit for accounts receivable. The Company sells a substantial portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivable. At January 1, 2005 the Company had $2,192,000 due from its factor which should be collected over the next 60 days. The Company has the right to borrow up to 80% of the face amount of each uncollected account sold to the factor.

At year end the Company had no debt under the line of credit. The unused line of credit was approximately $1,500,000.

In the first quarter of 2005 the Company will move its accounts receivable in-house, eliminating its factoring arrangement. The Company believes it can meet its cash need from its operations. However, the Company is in the process of securing a line of credit to replace its line of credit with the factor.

The Company had inventories of $1,641,000 as of January 1, 2005. The Company's average inventories aggregated approximately $2,001,000 for 2004, representing approximately 48 days inventory on hand. The Company's inventories turn approximately 6 to 8 times each year.

The Company's working capital at January 1, 2005 increased by approximately $195,000 primarily as a result of an increase in accounts receivable and cash. The working capital of the Company and its line of credit are deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:

                                      2004         2003         2002
                                      ----         ----         ----
     Working Capital               $3,459,000   $3,264,000   $6,188,000
     Working Capital Ratio          3.06 to 1    3.76 to 1    3.49 to 1


As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at January 1, 2005 and January 3, 2004:

                                     January 1        January 3
                                       2005              2004
                                       ----              ----
     Cash, cash equivalents
           and receivables          $3,381,000       $2,512,000
     Current liabilities             1,676,000        1,181,000
                                     ---------        ---------

     Excess of quick assets
         over current liabilities   $1,705,000       $1,331,000
                                     =========        =========
       Quick Ratio                   2.02 to 1        2.12 to 1

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

Contractual Obligations
-----------------------
The following is a summary of the Company's known contractual obligations as of the latest fiscal year end on January 1, 2005.

                                   Payments due by period
                         ----------------------------------------------
                                   Less                             More
                                   than 1       1-3         3-5     than 5
                         Total     year        years       years    years
                         ------    ------      ------      -----    -----
Contractual Obligations

Long-Term Debt
   Obligations         $ -0-      $ -0-       $ -0-       $ -0-     $ -0-

Capital Lease
   Obligations         $ -0-      $ -0-       $ -0-       $ -0-     $ -0-

Operating Lease
   Obligations        $ 154,000   $ 62,000   $  92,000    $ -0-     $ -0-

Purchase Obligations  $1,234,000  $1,234,000 $ -0-       $ -0-      $ -0-

Raw Material Purchase
   Obligations(1)     $21,500,000 $4,000,000 $8,500,000  $9,000,000 $ -0-

Other Long-Term Liabilities
   Reflected under GAAP on
   the Company's Balance
   Sheet              $  -0-      $  -0-     $ -0-       $ -0-      $ -0-

TOTAL                 $22,888,000 $5,296,000 $8,592,000  $9,000,000 $ -0-

(1)Estimated obligations that will change with demand.

Environmental Matters
---------------------
 During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and continues to move toward a solution of natural attenuation. The cost of monitoring is approximately $31,000 per year.

Inflation
----------
The Company is experiencing increased costs for property and liability insurance and in officer and director insurance as a result of inflationary insurance markets, which were also negatively impacted from the events of September 11, 2001 and recent accounting scandals.

The healthcare cost for reinsurance has increased as well as health claims per employee.

The Company's fuel oil and natural gas cost have increased over the last three years.

Textured polyester yarns increased by 17% in 2004. Also, in January 2005 some major suppliers of natural yarn announced price increases of approximately 9%. Page 15

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------
The Company has not purchased any material instruments or entered into any arrangements resulting in market risk to the Company for trading purposes or for purposes other than trading purposes. The Company had no long-term debt during the fiscal year ended January 1, 2005.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------
Report of Independent Registered Public Accounting Firm


To the Stockholders and Board of Directors of Burke Mills, Inc.

We have audited the accompanying balance sheets of Burke Mills, Inc. as of January 1, 2005 and January 3, 2004 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial Page 16

                            BURKE MILLS INC. PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Item 8 - Financial Statements and Supplementary Data (continued)
-----------------------------------------------------------------
Report of Independent Registered Public Accounting Firm (continued)

statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. at January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the 2003 financial statements have been restated to correct errors in accounting for income taxes.

/s/BDO SEIDMAN LLP
High Point, North Carolina
February 4, 2005, [Except for Note 2 which is as of March 29, 2005]
-------------------------------------------------------------------------------

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

Cole, Samsel & Bernstein LLC
Certified Public Accountants
Lodi, New Jersey
January 24, 2003

                                BURKE MILLS, INC.
                                  BALANCE SHEET
                                                                Restated
                                                January 1       January 3
                                                  2005            2004
                                                  ----          --------
             ASSETS
Current Assets
  Cash and cash equivalents                   $  316,745    $    147,062
  Accounts receivable                          3,064,365       2,365,284
  Inventories                                  1,640,983       1,880,477
  Prepaid expenses and other current assets      112,580          52,633
                                               ----------      ----------
Total Current Assets                           5,134,673       4,445,456
                                               ----------      ----------

Equity Investment in Affiliate                   196,300         553,180
                                                ---------     ----------

Property, plant & equipment - at cost         29,848,475      30,513,251
  Less: accumulated depreciation              23,724,193      22,450,432
                                              ----------      ----------
       Property, Plant and Equipment- Net      6,124,282       8,062,819
                                              ----------      ----------
Other Assets
  Other                                           16,575          16,575
                                               ----------      ----------
Total Assets                                 $11,471,830      $13,078,030
                                              ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt - revolving bank line      $       -0-     $   141,514
  Accounts payable                              1,465,630        871,695
  Accrued salaries and wages                       89,847         54,050
  Other liabilities and accrued expenses          120,137        113,412
                                               ----------      ----------
        Total Current Liabilities               1,675,614      1,180,671

Net deferred tax liability                           -0-         394,000
                                               ----------      ----------
Total Liabilities                              $1,675,614      $1,574,671
                                               ----------      ----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                       1,809,171       1,809,171
  Paid-in capital                               3,111,349       3,111,349
  Retained earnings                             4,875,696       6,582,839
                                               ----------      ----------
         Total Shareholders' Equity             9,796,216      11,503,359
                                               ----------      ----------
                                              $11,471,830     $13,078,030
                                              ===========     ===========

See notes to financial statements.
Page 18

                                BURKE MILLS, INC.
                            STATEMENTS OF OPERATIONS

                                              Years Ended
                                 ----------------------------------------
                                                Restated
                                 January 1      January 3     December 28
                                   2005           2004           2002
                                   ----         --------         ----
Net Sales                       $25,133,683   $24,814,941   $29,989,912
---------
Costs and Expenses
   Cost of sales                24,546,085     24,237,006    27,967,612
                               -----------    -----------   -----------
   Gross Profit                    587,598        577,935     2,022,300

   Selling, general and
       administrative expenses   2,350,520      2,400,335     2,577,005
   Loss (gain) on disposal of
    property assets                154,353        276,468        (5,144)
                                -----------    -----------   -----------
Operating Loss                  (1,917,275)    (2,098,868)     (549,561)
                                -----------    -----------    ----------
Other Income
  Interest income                    2,788         24,030         48,378
  Other, net                        33,811         67,720         56,523
                                -----------    -----------   -----------
      Total Other Income            36,599         91,750        104,901
                                -----------    -----------   -----------
Other Expenses
  Interest expense                   1,263         91,176        177,916
  Other, net                        17,790         64,944             -0-
                                -----------    -----------   -----------
Total Other Expenses                19,053        156,120        177,916
                                -----------    -----------   -----------

Loss Before Benefit of
   Income Taxes and Equity
   in Loss of Affiliate         (1,899,729)    (2,163,238)     (632,864)

Income Tax Benefit                (399,478)      (638,200)     (322,400)
                                -----------    -----------    -----------
Loss before Equity in Net
  Loss of Affiliate             (1,500,251)    (1,525,038)      (310,464)

Equity in Net Loss of
    Affiliate                     (206,892)       (59,095)        (8,317)
                                -----------     ----------    -----------
Net Loss                       $ (1,707,143)  $(1,584,133)   $  (318,781)
                               ============    ============   ===========

Basic
Net Loss per share             $      (.62)   $      (.58)   $      (.12)
                               ============   ============    ===========

Weighted Average Common
  Shares Outstanding             2,741,168      2,741,168      2,741,168
                                ===========    ===========    ===========

See notes to financial statements.
Page 19

                                BURKE MILLS, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED January 1, 2005

                                   Common Stock
                                   No Par Value
                                   Stated Value
                                   $.66 Per Share
                                   5,000,000 Shares
                                     AUTHORIZED

                                                                      Total
                     Shares      Common       Paid-In     Retained  Shareholders
                     Issued      Stock        Capital     Earnings    Equity
                     ------      ------       -------     --------    ------
 Balance at         2,741,168  $1,809,171   $3,111,349   $8,485,753 $13,406,273
   Dec. 29, 2001

Net Loss
 for the year ended    -         -          -            $ (318,781)$ (318,781)
 Dec. 28, 2002    ----------  ----------   ----------    ----------  ----------

Balance at
 Dec. 28, 2002     2,741,168  $1,809,171   $3,111,349   $8,166,972  $13,087,492

Net Loss
 for the year ended
 Jan. 3, 2004          -          -          -          (1,584,133) (1,584,133)
 (Restated)        ----------  ----------  ----------  -----------  -----------

Balance at
 Jan. 3, 2004      2,741,168  $1,809,171   $3,111,349   $6,582,839  $11,503,359
 (Restated)

Net Loss
 for the year ended
 Jan. 1, 2005          -       -            -          (1,707,143)  (1,707,143)
                   ----------  ----------  ----------   ----------- -----------
Balance at
 Jan. 1, 2005      2,741,168  $1,809,171   $3,111,349   $4,875,696   $9,796,216
                   ========== ==========   ===========  ===========  ==========


See notes to financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS

                                                       Years Ended
                                            -----------------------------------
                                                        Restated
                                            January 1   January 3   December 28
                                              2005        2004         2002
                                              ----      --------       ----
Cash flows from operating activities:
  Net loss                                $(1,707,143) $(1,584,133)  $ (318,781)
                                            ----------  ----------   ----------
Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation                            1,779,135    2,010,674    2,055,226
    Loss on sales of plant & equipment
      including loss on disposals             154,353      276,468        5,143
    Provision for impairment of inventory      54,084       96,000          -0-
    Deferred income taxes                    (394,000)    (638,200)    (338,000)
    Loss in net earnings of affiliate         206,892       59,095        8,317
Changes  in  assets  and  liabilities:
    Accounts receivable                      (699,081)     (96,195)     402,235
    Inventories                               185,410      119,386    1,124,331
    Prepaid expenses and other
        current assets                        (59,947)      61,367      (17,913)
    Other non-current assets                      -0-          -0-        29,194
    Accounts payable                          593,935     (225,436)    (622,936)
    Accrued salaries & wages                   35,797      (46,798)    (152,734)
    Other liabilities and accrued expenses      6,725        7,817      (63,699)
                                            ----------   ---------   ----------
        Total adjustments                   1,863,303    1,624,178    2,429,164
                                            ----------   ---------   ----------
Net cash provided by operating activities     156,160       40,045    2,110,383
                                            ----------   ---------   ----------

Cash flows from investing activities:
  Acquisition of property, plant
      and equipment                           (72,267)    (127,456)    (887,679)
  Proceeds from sales of plant
      and equipment                            77,316         -0-         2,700
  Proceeds from Investment in Affiliate       149,988         -0-           -0-
                                            ----------  ----------   ----------
Net cash provided (used) by
      investing activities                    155,037     (127,456)    (884,979)
                                            ----------- ----------   ----------

Cash flows from financing activities:
  Net proceeds from revolving credit line       -0-        141,514          -0-
  Principal payments of long-term debt          -0-    (4,098,214)   (1,178,571)
  Net payments to revolving credit line     (141,514)        -0-            -0-
                                           ----------  ----------    ----------
Net cash used by financing activities       (141,514)  (3,956,700)   (1,178,571)
                                           ----------  ----------    ----------
Net increase (decrease) in cash and
  cash equivalents                           169,683   (4,044,111)       46,833
Cash & cash equivalents at beginning
  of year                                     147,062   4,191,173     4,144,340
                                            ---------- ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR   $  316,745  $  147,062    $4,191,173
                                           =========== ==========    ==========



See notes to financial statements.
Page 21

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Accounting Period. The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 2004 and 2002 ended on January 1 and December 28, respectively. The two fiscal years consisted of 52 weeks. Fiscal year 2003 ended on January 3, 2004 and consisted of 53 weeks.

Revenue Recognition. Revenues from sales are recognized at the time shipments are made to the customer. Related shipping and handling costs are included in cost of sales.

Cash and Cash Equivalents. For the purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, deposits in banks, and all highly liquid debt instruments with a maturity of three months or less when purchased.

Accounts Receivable. Substantially all of the Company's accounts receivable are due from manufacturers in the furniture, contract, automotive upholstery and apparel industries. Over 50% of the Company's accounts receivable are factored without recourse. The Company grants credit to non-factored customers and generally does not require collateral. Management continuously performs credit evaluations of its customers, considering numerous inputs including past payment history, financial condition, operating performance, and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the financial statement, it is possible that the Company could experience unexpected credit losses.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements included in work-in-process and finished goods inventories are raw materials, direct labor and manufacturing overhead. Market is considered to be net realizable value.

Property, Plant and Equipment. Property, plant and equipment are stated at cost.

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

         Buildings and land 15 - 45 years
         Buildings and land improvements 5 - 20 years
         Plant machinery and equipment 5 - 17 years
         Office equipment 5 - 10 years
         Automotive equipment 3 - 5 years
         Computer equipment 3 - 5 years

Accounting for Possible Impairment of Long-lived Assets. Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

In 2004 and 2003 the Company wrote off equipment with net book values of $198,000 and $268,000 respectively. With the decrease in sales volume and no anticipated business increase in products that will run on the machinery, the machinery was written off as a non-performing asset. No salvage value has been assigned to the machinery, as the Company has no potential buyer.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------
Earnings Per Share. Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the respective periods.

Use of Estimates in Preparing Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates are the liability for self-funded health claims, inventory markdowns, and the investment value of affiliates.

Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Because the realization of tax benefits related to the Company's net deferred tax asset is uncertain, a valuation allowance has been provided against the net deferred tax asset.

Financial Instruments. The Company's financial instruments consist primarily of receivables, accounts payable, and accrued expenses. The carrying amounts of receivables, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of such instruments.

Recent Accounting Pronouncements. In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No.
109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on our financial position, results of operations or cash flows.


In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do no have commercial substance. SFAS No. 153 is effective for the Company as of January 1, 2005. The Company will apply the requirements of SFAS No. 153 when such an exchange occurs.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------
Recent Accounting Pronouncements (continued)
--------------------------------------------
In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have a material effect on our financial position or results of operations.


NOTE 2 - RESTATEMENT
--------------------
The Company has restated its previously issued financial statement for the year ended January 3, 2004. For the fiscal year ended January 3, 2004, the Company calculated the valuation allowance (mark-down) based upon the gross value of deferred tax assets which was $980,000. The Company has concluded that this calculation should be restated to calculate the valuation allowance based on the difference between deferred tax assets and deferred tax liabilities. Deferred tax liabilities exceeded deferred tax assets by $394,000 during the fiscal year ended January 3, 2004. The effect of the change will be to reduce the Company's total assets as of January 3, 2004 by $60,000, decrease total liabilities by $980,000, increase total shareholder's equity by $920,000 and decrease by $920,000 the Company's net loss for the fiscal year ended January 3, 2004.

The following is a summary of the impact of the restatement on previously issued Statements of Operation and Balance Sheet:

                                            Year Ended January 3, 2004
                                            --------------------------
                                          (In 000s except per share data)

                                               As
                                            Originally          As
                                            Reported            Restated
                                            ----------          --------
Statement of Operations:
Provision (credit) for taxes                $   281             $  (638)
Net loss                                    $(2,504)            $(1,584)

Net loss per share                          $ (0.91)            $ (0.58)

Balance Sheet:
Deferred income tax asset                   $    60             $   -0-
  Total assets                              $13,138             $13,078

Deferred income tax liability               $ 1,374             $   394
  Total liabilities                         $ 2,555             $ 1,575
Total Shareholders' Equity                  $10,583             $11,503


NOTE 3 - SEGMENTS OF BUSINESS ENTERPRISE
----------------------------------------
The Company is engaged in texturing, twisting, winding, dyeing, processing and selling of cotton, filament, novelty and spun yarns and in the dyeing and processing of these yarns for others on a commission basis.

With respect to its operations, the Company's products and its services for others on a commission basis are sold and/or performed for customers primarily located in the territorial limits of the United States.
Page 24

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SEGMENTS OF BUSINESS ENTERPRISE (continued)
----------------------------------------------------
The Company had foreign sales as a percentage of total sales as follows:

                    Country           2004             2003            2002
                    -------           ----             ----            ----
                    Mexico             .27%             1.10%          1.89%
                    Canada             .06%              .0%            .22%
                    Honduras          1.62%             3.95            .74%
                    Barbados           .0%               .0%            .47%
                    Hong Kong          .13%              .0%            .0%
                    Turkey             .01%              .0%            .0%
                                      ----             ----            ----
       Total..........                2.09%            5.05%           3.32%

Other than sales as shown above, the Company had no other sales in foreign markets during the three year period ended January 1, 2005. For the three year period ended January 1, 2005, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are apparel, upholstery, home furnishings, and industrial uses through the knitting and weaving industry.

In connection with sales to major customers, one customer exceeded 10% of the Company's sales during each of the three years ended January 1, 2005, and another customer exceeded 10% of the company's sales for the year ended January 1, 2005. For the purpose of this determination, sales to groups of companies under common control have been combined.

         Customer                    A            B
         --------                   ----         ----
          2004                      20.7%        11.8%
          2003                      25.5%         9.7%
          2002                      35.8%         3.2%

The Company has equipment located in Mexico that was leased to its joint venture Fytek. The equipment has a net book value of $0. The Company is in the process of trying to sell the equipment.


NOTE 4 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable comprise the following:

                                      January 1          January 3
                                        2005               2004
                                        ----               ----
     Due from factor on
          regular factoring account   $2,192,000       $1,520,000
     Non-factored accounts
          receivable                     872,000          845,000
                                      ----------        ---------
               Total                  $3,064,000       $2,365,000
                                      ==========       ==========

Pursuant to a factoring agreement, the Company sells substantial portions of its accounts receivable to a commercial factor without recourse, up to maximum credit limits established by the factor for individual accounts. The factor assumes the credit risks for these accounts and effects the collection of the receivables. Amounts invoiced to customers on accounts receivable factored in excess of the established maximum credit limits are sold to the factor with recourse in the event of nonpayment by customers. The Company had accounts receivable of $864,000 at January 1, 2005 compared to $232,000 on January 3, 2004, that had been sold to the factor with recourse.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS RECEIVABLE (continued)
----------------------------------------
The Company pays a service charge to its factor to cover credit checking, assumption of credit risk, record keeping and similar services. In addition, if the Company takes advances from its factor prior to the collection of the receivables sold (as defined), it is required to pay interest to the factor on these advances. In 2004 the Company incurred $1,300 and $42 and in 2003.

The Company's factor is collateralized by the accounts receivable sold to the factor, and the factor has filed a UCC-1 to evidence ownership of the receivables and to separate the receivables from the Company's creditors.

Also, the Company's factor has become more conservative in approving customer credit, and the Company is taking more accounts receivable at its risk. Subsequently, the Company will move its accounts receivable in-house during the first quarter of 2005, eliminating its factoring agreement.


NOTE 5 - INVENTORIES
----------------------
Inventories are summarized as follows:

                                     January 1         January 3,
                                       2005             2004
                                       ----             ----
     Finished & in process          $  864,000       $1,123,000
     Raw materials                     493,000          473,000
     Dyes & chemicals                  186,000          194,000
     Other                              98,000           90,000
                                    ----------       ----------
     Total                          $1,641,000       $1,880,000
                                    ==========       ==========


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
------------------------------------------
Major classifications of property, plant and equipment are as follows:

                              January 1, 2005           January 3, 2004
                              ------------------        ----------------
                                     Accumulated                 Accumulated
                            Cost     Depreciation       Cost     Depreciation
                            ----     ------------       ----     ------------

Land                      $  156,425 $    -0-        $  156,425   $       -0-
Land improvements            182,913   119,928          182,913       113,609
Building & improvements    6,385,441   5,121,383      6,385,441     4,984,321
Plant machinery &
    equipment             21,980,038  17,422,409     22,638,551    16,337,321
Office equipment             967,766      928,722       966,132       895,683
Automotive equipment         175,892      131,751       183,789       119,498
                           ---------   ----------    ----------    ----------
Total                    $29,848,475  $23,724,193     $30,513,251 $22,450,432
                         ===========  ===========     =========== ===========

NOTE 7 - LINE OF CREDIT
-----------------------
The Company has a revolving credit agreement with its factor. Under the agreement the Company can borrow up to 80% of the face amount of each account sold to the factor. The borrowing rate is LIBOR plus 2.5%. At year end the borrowing rate was 4.8%. At year end the Company had no debt under the line of credit. The unused line of credit was approximately $1,500,000.

Also, the Company's factor has become more conservative in approving customer credit, and the Company is taking more accounts receivable at its risk. Subsequently, the Company will move its accounts receivable in-house during the first quarter of 2005, eliminating its factoring agreement.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT
-----------------------
In the fourth quarter of 2003, the Company paid off its long-term debt. The Company used its cash and a revolving loan. Subsequently, the first liens held by the lender on real estate and equipment are terminated.


NOTE 9 - OTHER LIABILITIES AND ACCRUED EXPENSES
----------------------------------------------
Other liabilities and accrued expenses consist of the following:

                                       January 1           January 3
                                         2005               2004
                                         ----               ----
Employee insurance                     $ 60,000            $ 70,000
Payroll taxes payable                    24,000               8,100
Other                                    36,000              35,300
                                       --------            --------
       Total                           $120,000            $113,400
                                       ========            ========

NOTE 10 - INCOME TAXES
----------------------
The Company uses the liability method as required by FASB Statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items that comprise deferred tax assets and liabilities are as follows:

                                                              Restated
                                               Jan. 1          Jan. 3
                                                2005            2004
                                                ----          --------
Deferred tax assets:
Alternative minimum taxes paid              $  349,000       $  349,000
Net operating loss carryover                   873,000          530,000
Charitable contributions carryover              12,000           12,000
State tax credits                               41,000           41,000
Other                                              -0-            3,000
Inventory                                       52,000           45,000
                                             ----------       ---------
Total gross deferred tax assets             $1,327,000       $  980,000
Valuation Allowance                           (301,000)             -0-
                                            -----------      ----------
Net deferred tax assets                     $1,026,000       $  980,000
                                            -----------      ----------
Deferred tax liabilities:
 Accelerated depreciation for tax purposes  1,026,000         1,374,000
                                            -----------      ----------
Net deferred tax liability                  $      -0-       $  394,000
                                            ==========       ==========

At January 1, 2005, the Company had a net operating loss carry forward of approximately $2,197,000 which expires in various amounts starting 2022-2023.

The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (continued)
----------------------------------
                                                  Years Ended
                                   -----------------------------------------
                                                    Restated
                                    January 1       January 3      December 28
                                      2005            2004           2002
                                      ----          --------         ----
Loss before income taxes (credit) $(2,106,622)   ($2,223,000)     $(641,180)
Federal income taxes                    34%           34%            34%
                                   ----------     ----------      ----------
Computed taxes (credit) at maximum
     statutory tax                   (716,000)       (756,000)      (218,001)
State income taxes (credit), net of
     federal income tax benefits      (96,000)      (101,000)        (50,886)
Total adjustment for foreign
     affiliate earnings               115,000         21,000             -0-
Adjustment for deferred income taxes   (4,000)       194,000         (53,513)
Prior year tax examination and other    6,000          4,000             -0-
State Tax Refund                       (5,000)           -0-             -0-
                                    ----------     ----------     ----------
     Sub-Total                     $ (700,000)    $ (638,000)    $ (322,400)
Valuation Allowance                   301,000            -0-             -0-
                                    ----------      ----------     ----------
Provision (credit)for Income Taxes $ (399,000)    $ (638,000)     $(322,400)
                                   ===========     ===========    ===========



The benefit for taxes on income consists of the following:
                                                 Years Ended
                                   -----------------------------------------
                                                   Restated
                                    January 1      January 3     December 28
                                      2005          2004           2002
                                      ----           ----           ----
Deferred:
Federal                           $(605,000)      $(541,000)      $(271,514)
State and local                     (95,000)        (97,000)        (50,886)
Valuation Allowance                 301,000             -0-             -0-
                                 ----------      -----------     ----------
Total                            $(399,000)       $ 638,000)      $(322,400)
                                 ===========      ==========      ==========


NOTE 11 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. Company estimates that it will receive approximately $196,000 cash distribution after liquidation in addition to a $150,000 disbursement received in September 2004. During the year the investment was written down by $207,000.

During 2004 the Company had purchases from Fytek of $800,000 compared to $882,000 in 2003. Financial information for Fytek is as follows:

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
-----------------------------------------------------------------------------

                               Statement of Income
                         (In thousands of U.S. Dollars)

                                               December 31
                                       ---------------------------------
                                         2004       2003       2002
                                         ----        ----      ----
Net Sales                               $1,436     $2,305     $3,827
Gross Profit                              (173)        15        680
Income from operating income              (378)      (192)       208
Income before income taxes                (563)      (139)       306
Income taxes                               -0-         52        (78)
                                         ------     ------    -------
Net income (loss)                       $ (563)    $  (87)    $  228
                                         ======     ======    =======



                                  Balance Sheet
                         (In thousands of U.S. Dollars)
                                                      December 31
                                              ----------------------------
                                              2004        2003      2002
                                              ----        ----      ----
Current assets                               $  783      $1,861    $2,448
Non-current                                     185         164       139
                                               ----       ----       ----
Total assets                                 $  968      $2,025    $2,587
                                             ======      ======    ======

Current liabilities                          $  160      $  466    $  788
Non-current liabilities                         -0-         -0-         2
                                             ------      ------    ------
Total liabilities                            $  160     $  466     $  790

Stockholder's equity                            808      1,559      1,797
                                             ------     ------     ------
Total liabilities and stockholder's equity   $  968      $2,025    $2,587
                                             ======      ======    ======

NOTE 12 - STATEMENTS OF CASH FLOWS
----------------------------------
Cash paid for interest was $1,300 in 2004, $91,000 in 2003, and $178,000 in 2002. The Company had cash payments for state franchise taxes of $6,000 in 2004, $14,000 in 2003, and $14,000 in 2002. The Company received a state tax refund of $6,000 in 2004.


NOTE 13 - RENTAL EXPENSES AND LEASE COMMITMENTS
-----------------------------------------------
Rental expenses under all lease commitments for the three fiscal years ended January 1, 2005, aggregated $57,000, $60,000, and $53,000 respectively.

Minimum commitments under terms of all non-cancelable leases, which consist only of leased equipment, are as follows as of January 1, 2005:

       2005     $62,000
       2006     $57,000
       2007     $34,000
       2008     $1,000

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------
                    (in thousands of dollars except for per share amounts)
                                                QUARTER
                               -----------------------------------------
                               Restated    Restated    Restated
  2004                         First(1)(4) Second(4)   Third(4)   Fourth(2)
  ----                         -----       ------      ------     ------
  Net sales                   $6,601       $6,710      $6,162     $5,661
  Cost of sales                6,401        6,295       6,119      5,731
  Gross profit/(loss)            200          415          43        (70)
  Net loss                      (462)         (84)       (321)      (840)
  Net loss per common share    $(.17)       $(.03)     $ (.12)    $ (.30)


  2003                                                            Restated
  ----                         First      Second       Third      Fourth(3)(4)
                               -----      ------       ------     --------

  Net sales                    $6,620    $5,830        $6,537      $5,828
  Cost of sales                 6,120     5,799         6,196       6,122
  Gross profit/(loss)             500        31           341        (294)
  Net loss                       (119)     (300)         (182)       (983)
  Net loss per common share    $(0.04)   $(0.11)       $(0.07)     $(0.36)

(1)During the first quarter of 2004, the Company recorded a write-down for the impairment of its investment in affiliate of $298,000.

(2)During the fourth quarter of 2004, the Company recorded a write-down for the impairment of machinery of $198,000.

(3)During the fourth quarter of 2003, the Company recorded a write-down for the impairment of machinery of $268,000.

(4)The Company recognized an error in the calculation of the valuation allowance for its deferred tax assets in the first, second, and third quarters of 2004, and the fourth quarter of 2003. The valuation allowance was calculated on the gross deferred tax assets and should have been calculated on the net of the deferred tax assets and the deferred tax liabilities. See Note 2.

  The effect of this change for the fourth quarter of 2003, and each of the three quarters ended October 2, 2004, is summarized in the following tables.

                            10K Quarterly Adjustments
                         ----------------------------
                        (In 000's except per data share)
                                   (Unaudited)

                           Quarter 4    Quarter 1     Quarter 2     Quarter 3
                             2003         2004          2004          2004
                           ----------   ----------    ---------     ---------
Net loss:
  Reported                  $(1,903)      $(663)       $(29)         $(299)
  Adjustment                $   920       $ 201        $(55)         $ (22)
  As Restated               $  (983)      $(462)       $(84)         $(321)

Net loss per share:
  Reported                  $(0.69)       $(0.24)      $(0.01)       $(0.11)
  Adjustment                $(0.33)       $ 0.07       $(0.02)       $(0.01)
  As Restated               $(0.36)       $(0.17)      $(0.03)       $(0.12)

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution in 2004, 2003, or 2002.

NOTE 16 - CONCENTRATIONS OF CREDIT RISK
--------------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and amounts due from the factor on receivables sold to the factor on a non-recourse basis. The receivables sold to the factor during a month are generally collected over the next 60 days. At January 1, 2005 the Company had $2,192,000 due from its factor of which $864,000 are with recourse. Upon collection, the funds are automatically transferred by the factor to the Company's bank.

NOTE 17 - OTHER COMMITMENTS
------------------------------
    a) The Company and Titan Textile Company, Inc., signed an agreement which became effective April 1, 1999, whereby the Company sold its friction texturing equipment to Titan and in turn will purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements exceed 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when partially oriented yarn (POY) prices increase or decrease by 5% or more.

    b) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was report to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and continues to move toward a solution of natural attenuation. The cost of monitoring is approximately $31,000 per year.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------
On October 1, 2003 Cole, Samsel & Bernstein LLC, of Lodi, NJ, the independent accountant engaged for many years by the Company as the principal accountant to audit the Company's financial statements gave notice to the Company that it would be resigning as the independent accountant for the Company. The reason stated for the impending resignation was that this accounting firm is declining to serve as the independent accountant and certifying accountant for companies with securities registered with the Securities and Exchange Commission. The Audit Committee and management of the Company commenced the process to engage a new independent accountant. The effective date of the resignation of Cole, Samsel & Bernstein, LLC was December 1, 2003.

The report of Cole, Samsel & Bernstein LLC on the financial statements of the Company for either of the past two fiscal years did not contain an adverse opinion nor a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE (continued)
-------------------------------------------------------------------------------
most recent fiscal years and during the subsequent interim periods preceding the resignation of the accounting firm, there were not any disagreements with the former accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Neither the audit committee of the board of directors nor the board of directors of the Company recommended any change in the accounting firm for the Company.

During the Company's two most recent fiscal years and the subsequent interim periods preceding the resignation of the accounting firm, the accounting firm did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist; the accounting firm did not advise the Company that any information had come to the attention of the accounting firm that lead it to no longer be able to rely on management's representations or that made it unwilling to be associated with the financial statements prepared by management; the accounting firm has not advised the Company of the need to expand significantly the scope of its audit nor that information has come to the attention of the accounting firm during the stated time period that, if further investigated, might (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (b) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and there was no connection between the resignation of the accounting firm and the scope of the audit or further investigation of the accounting firm; the accounting firm has not advised the Company that any information has come to the attention of the accounting firm that it has concluded materially impacts the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements or (b) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the satisfaction of the accounting firm, would prevent it from rendering an unqualified audit report on those financial statements), and there was no issue to be resolved to the satisfaction of the accounting firm prior to its resignation.

Attached as Exhibit 99A to the Company's annual report on Form 10-K for the fiscal year ended January 3, 2004, filed with the Securities and Exchange Commission, is a letter addressed to the Securities and Exchange Commission from Cole, Samsel & Bernstein, LLC provided to the Company stating that Cole, Samsel & Bernstein, LLC agrees with the statements made by the Company in this report.

Effective January 15, 2004, the Company engaged BDO Seidman LLP as the independent registered accounting firm to audit the Company's financial statements. A formal engagement letter between the Company and BDO Seidman LLP was signed on January 15, 2004.

Prior to engaging BDO Seidman LLP on January 15, 2004, BDO Seidman LLP was not engaged as either the principal accountant to audit the Company's financial statements or as an independent accountant to audit a significant subsidiary and on whom the principal accountant was expected to express reliance in its report. Prior to engaging BDO Seidman LLP, neither the Company, nor anyone on its behalf consulted BDO Seidman LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company and no oral advice was provided to the Company by BDO Seidman LLP which was considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; and (b) there was no matter that was a subject of disagreement as defined in paragraph 304(a)(1)(iv) of SEC Regulation S-K and the related instructions to said item, or a reportable event, as described in paragraph 304(a)(1)(v) of SEC Regulation S-K.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

ITEM 9A.  DISCLOSURE CONTROLS AND PROCEDURES
--------------------------------------------
As of the fiscal year ended January 1, 2005, the Company, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of the Company have concluded that such disclosure controls and procedures were not effective due to an error in the treatment of an item in the Company's financial statements for the fiscal year ended January 3, 2004 and for the first three quarters of the fiscal year ended January 1, 2005, as specified below. The Company deems this error to be a material weakness, as such term is defined in PCAOB Auditing Standard No. 2.

For the fiscal year ended January 3, 2004, the Company calculated the valuation allowance (mark-down) based upon the gross value of deferred tax assets which was $920,000. The Company has concluded that this calculation should be restated to calculate the valuation allowance based on the difference between deferred tax assets and deferred tax liabilities. Deferred tax liabilities exceeded deferred tax assets by $60,000 during the fiscal year ended January 3, 2004. The effect of the change will be to reduce the Company's total assets as of January 3, 2004 by $60,000, decrease total liabilities by $980,000, increase total shareholders' equity by $920,000 and decrease by $920,000 the Company's net loss for the fiscal year ended January 3, 2004.

To address this material weakness subsequent to the date of its discovery on March 29, 2005, the Company's chief executive officer and chief financial officer have taken the following action:

(1) The Company performed anextensive evaluation of its method of calculating the valuation allowance needed on its deferred tax asset.

(2) During this evaluation, the Company identified adjustments to the valuation allowance account that related to a prior period.

(3) Management discussed the materiality of these adjustments with the Audit Committee and concluded that the historical financial statements indicated above should be restated.

(4) The Company has implemented detailed procedures to be followed in future periods to ensure that the calculation of the deferred tax asset valuation analysis is performed in a manner consistent with generally accepted accounting principles.

As a result of the corrections made in this report with respect to the valuation allowance, the Company believes that the financial statements included in this report fairly present in all material respects its financial condition, results of operations and cash flows for the periods presented.

During the fiscal year ended January 1, 2005, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls. Subsequent to the date of the evaluation, there have been no changes or corrective actions with regard to the material weakness, except for the items listed above.


ITEM 9B.  OTHER INFORMATION.
----------------------------
No disclosure required.

                                BURKE MILLS, INC.


                                    PART III

The information required for Items 10, 11, 12, 13 and 14 of Part III of this report is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the annual meeting of shareholders scheduled for May 17, 2005, involving the election of directors, which is expected to be filed not later than 120 days after the end of the fiscal year covered by this report.


                                     PART IV



ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------
(a) The following documents are filed as a part of this report.

       1. Report of Independent Registered Public Accounting Firm.

       2. The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II Item 8, are listed below:

                  Report of Independent Registered Public Accounting Firm

                  Balance sheets
                           January 1, 2005
                           January 3, 2004

                  Statements of operations
                           Year ended January 1, 2005
                           Year ended January 3, 2004
                           Year ended December 28, 2002

                  Statements of changes in shareholders' equity
                           Year ended January 1, 2005
                           Year ended January 3, 2004
                           Year ended December 28, 2002

                  Statements of cash flows
                           Year ended January 1, 2005
                           Year ended January 3, 2004
                           Year ended December 28, 2002


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

     3. The exhibits required by Item 601 of Regulation S-K and paragraph (c) of
Item 14 are: (a) the articles of incorporation and by-laws of the Company which are incorporated herein by reference from the Amendment on Form 8K to the annual report on Form 10-K of the Company for the fiscal year ended January 2, 1982 previously filed with the Commission; (b) Exhibit 31 - Rule 13a-14(a) certifications; and (c) Exhibit 32 - Section 1350 certifications.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 1, 2005                       BURKE MILLS, INC.

                                        By: s/Humayun N. Shaikh
                                            ----------------------
                                            Humayun N. Shaikh
                                            Chairman of the Board
                                            (Principal Executive Officer)


Date:  April 1, 2005                   By:  s/Thomas I. Nail
                                            -----------------------
                                            Thomas I. Nail
                                            President and COO
                                            (Principal Financial Officer)

                                BURKE MILLS, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 1, 2005                       By: s/Humayun N. Shaikh
                                           ---------------------------
                                           Humayun N. Shaikh, Director



Date:  April 1, 2005                        By: s/Thomas I. Nail
                                            ---------------------------
                                            Thomas I. Nail, Director



Date:    April 1, 2005                      By: s/Richard F. Byers
                                            ---------------------------
                                            Richard F. Byers, Director



Date:    April 1, 2005                      By: s/William T. Dunn
                                            ---------------------------
                                            William T. Dunn, Director



Date:    April 1, 2005                       By: s/Robert P. Huntley
                                             ---------------------------
                                             Robert P. Huntley, Director



Date:    April 1, 2005                       By:  s/Robert T. King
                                             ---------------------------
                                             Robert T. King, Director


Date:    April 1, 2005                       By:  s/Aehsun Shaikh
                                             ---------------------------
                                             Aehsun Shaikh, Director

                                  EXHIBIT TABLE



(3)(i)            Articles of Incorporation - Incorporated by reference

   (ii)           Bylaws - Incorporated by reference

(14)              Code of Ethics

(16)              Letter regarding change in certifying accountant -
                  Incorporated by reference

(31)(1)           Rule 13a - 14(a)/15d - 14(a) Certifications

(32)              Section 1350 Certifications

                                   EXHIBIT 14


                                 CODE OF ETHICS
                                       OF
                                BURKE MILLS, INC.


         Burke Mills, Inc. (the "Company") has adopted a Code of Ethics. The terms of this code are as follows:

         (1) This Code of Ethics applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and any other persons who, now or in the future, are performing similar functions (hereafter individually "Officer").

         (2) No Officer shall engage in any criminal, fraudulent or unethical acts or omissions with respect to conduct of the business, operations, financial, accounting and all other functions of the Company.

         (3) All actual or apparent conflicts of interest between personal and professional relationships involving the Company shall be reported to the chief executive officer of the Company or in his absence, the chief operating officer or next highest-ranking officer. If the actual or apparent conflict of interest exists with respect to the chief executive officer, the chief operating officer or other next highest-ranking officer, such conflict of interest shall be reported to an independent member of the board of directors of the Company.

         (4) All Officers shall at all times insure that all reports and documents filed with or submitted to the Securities and Exchange Commission and any other public communications made by the Company shall be prepared, filed, submitted and disseminated with complete, full, fair, accurate, timely and understandable disclosure.

         (5) No Officer shall take any action, or fail to take any action, to fraudulently influence, coerce, manipulate or mislead the outside auditors of the Company's financial statements for the purpose of rendering those financial statements materially misleading.

         (6) All Officers shall at all times comply with all governmental laws, rules and regulations in the conduct of the business, operations, financial, accounting and all other functions of the Company.

         (7) Any violations of this code shall be reported to the chief executive officer, or in the absence of the chief executive officer, to the chief operating officer or the next highest-ranking officer of the Company. In the event any violation of the code involves the chief executive officer, or the chief operating officer or next highest-ranking officer of the Company, then such violation shall be reported to an independent member of the board of directors of the Company.

         (8) All Officers of the Company shall be held accountable for adherence to this Code of Ethics. Whenever any violation of this Code of Ethics has been determined by management or by the board of directors of the Company to have occurred, appropriate measures shall be taken with respect to the Officer or Officers committing such violations.

         Adopted by the board of directors of the Company on May 20, 2003.

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


                                            s/Humayun N. Shaikh
Date:    April 1, 2005                      ---------------------------
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

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



                                            s/Thomas I. Nail
Date:    April 1, 2005                      ---------------------------
                                            Thomas I. Nail
                                            President and COO
                                            (Principal Financial Officer)

                                   EXHIBIT 32

                 CERTIFICATION PURSUANT TO 18 U.S. CODE ss. 1350


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


                                                 s/Humayun N. Shaikh
Date:    April 1, 2005                           ---------------------------
                                                 Humayun N. Shaikh
                                                 Chairman and CEO




                 CERTIFICATION PURSUANT TO 18 U.S. CODE ss. 1350


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


                                                 s/Thomas I. Nail
Date:    April 1, 2005                           ---------------------------
                                                 Thomas I. Nail
                                                 President and COO
                                                 (Chief Financial Officer)