Form 10-Q
period 2005-04-02
BURKE MILLS INC
filed 2005-05-13
CIK 15486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED April 2, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 2, 2005, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

                                BURKE MILLS, INC.
                                      INDEX


PART  I - FINANCIAL INFORMATION                              Page Number
                                                             -----------

     Item 1 - Financial Statements
     -----------------------------
                  Condensed Balance Sheets                       3
                     April 2, 2005 and January 1, 2005


                  Condensed Statements of Operations and
                    Retained Earnings                            4
                    Thirteen Weeks Ended April 2, 2005
                    and April 3, 2004


                  Statements of Cash Flows                       5
                    Thirteen Weeks Ended April 2, 2005
                    and April 3, 2004


                  Notes to Condensed Financial Statements        6-10
---------------------------------------------------------

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations      10
---------------------------------------------------------

     Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                        14
---------------------------------------------------------

     Item 4 - Controls and Procedures                            14
-------------------------------------------------------


Part II -  OTHER INFORMATION

     Item 1 - Legal Proceedings                                  15

     Item 2 - Changes in Securities and Use of Proceeds, Use
         of Proceeds and Issuer Purchases of Equity Securities   15

     Item 3 - Defaults Upon Senior Securities                    15

     Item 4 - Submission of Matters to a Vote of Security
              Holders                                            15

     Item 5 - Other Information                                  15

     Item 6 - Exhibits and Reports on Form 8-K                   15
---------------------------------------------------------

SIGNATURES                                                       15


EXHIBIT INDEX                                                    16

EXHIBITS/CERTIFICATIONS                                          17-25

                 BURKE MILLS, INC. ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                 April 2
                                                  2005          January 1
                                                (Unaudited)       2005
                                                 --------       --------
             ASSETS
Current Assets
  Cash and cash equivalents                   $   578,971    $   316,745
  Accounts receivable                           3,560,790      3,064,365
  Inventories                                   2,013,594      1,640,983
  Prepaid expenses and other current assets       224,229        112,580
                                              -----------    -----------
 Total Current Assets                           6,377,584      5,134,673
                                              -----------    -----------

Equity Investment in Affiliate                    154,800        196,300
                                              -----------    -----------

Property, plant & equipment - at cost          29,677,205     29,848,475
  Less: accumulated depreciation               23,832,293     23,724,193
                                              -----------    -----------
       Property, Plant and Equipment- Net       5,844,912      6,124,282
                                              -----------    -----------
Other Assets                                       16,575         16,575
                                              -----------    -----------
Total Assets                                  $12,393,871    $11,471,830
                                              ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $ 2,533,027      1,465,630
  Accrued salaries and wages                      164,118         89,847
  Other liabilities and accrued expenses          207,169        120,137
                                               ----------    -----------
        Total Current Liabilities               2,904,314      1,675,614
                                              -----------    -----------
Total Liabilities                             $ 2,904,314    $ 1,675,614
                                              -----------    -----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                       1,809,171      1,809,171
  Paid-in capital                               3,111,349      3,111,349
  Retained earnings                             4,569,037      4,875,696
                                              -----------    -----------
         Total Shareholders' Equity             9,489,557      9,796,216
                                              -----------    -----------
                                              $12,393,871    $11,471,830
                                              ===========    ===========

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)

                                                 Thirteen Weeks Ended
                                               ------------------------
                                                               Restated
                                                 April 2        April 3
                                                  2005           2004
                                                  ----           ----

Net Sales                                      $7,138,046     $6,600,614
----------
Costs and Expenses
  Cost of Sales                                 6,887,413      6,401,110
                                               -----------    -----------
  Gross profit                                    250,633        199,504

  Selling, general and
    administrative expenses                       618,761        639,291
  Gain on disposal of property assets             100,625            -0-
                                               -----------    -----------
Operating Loss                                   (267,503)      (439,787)
                                               -----------    -----------
Other Income
   Interest Income                                  2,411            175
   Other, net                                         177             80
                                               -----------    -----------
         Total Other Income                         2,588            255
                                               -----------    -----------
Other Expenses
  Interest Expense                                    244            552
  Other, net                                          -0-         12,580
                                               -----------    -----------
         Total Other Expenses                         244         13,132
                                               -----------    -----------

Loss Before Income Tax Benefit and
    Equity in Net Loss of Affiliate              (265,159)      (452,664)
Income Tax Benefit                                    -0-       (289,000)
                                                ----------    -----------

Loss Before Equity in Net Loss
    of Affiliate                                 (265,159)      (163,664)
Equity in Net Loss of Affiliate                   (41,500)      (298,180)
                                               -----------    -----------
Net Loss                                         (306,659)      (461,844)
Retained Earnings at Beginning of Period        4,875,696      5,662,839
                                               -----------    -----------

Retained Earnings at End of Period             $4,569,037     $4,999,995
                                               ==========     ==========
Basic Net Loss Per Share                       $   (0.11)     $   (0.17)
                                               ==========     ==========

Dividends Per Share of Common Stock              None             None
                                               =========       =========
Weighted Average Common Shares Outstanding     2,741,168       2,741,168
                                               =========       =========

See notes to condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Thirteen Weeks Ended
                                                   -----------------------
                                                                   Restated
                                                   April 2          April 3
                                                    2005             2004
                                                  ---------       ---------
Cash flows from operating activities
  Net Loss                                       $ (306,659)     $(461,844)
                                                  ----------     ----------

  Adjustments to reconcile net loss to net cash
    used by operating activities:
        Depreciation                                418,009        457,637
        Allowance for bad debts                      18,500            -0-
        Allowance for mark-down inventory             9,000         25,200
        Deferred income tax                             -0-       (289,000)
        Equity in affiliate                          41,500        298,180
        Gain on disposal of property assets        (100,625)           -0-
        Changes in assets and liabilities:
          Accounts receivable                      (514,925)    (1,109,671)
          Inventories                              (381,611)      (216,965)
          Prepaid expenses & other
             current assets                        (111,649)       (82,801)
        Other non-current assets                        -0-            -0-
        Accounts payable                          1,067,397      1,119,470
        Accrued salaries & wages                     74,271        129,541
        Other liabilities and accrued expenses       87,032         87,869
                                                 -----------    -----------
                         Total Adjustments          606,899        419,460
                                                 -----------    -----------

Net cash provided (used) by operating activities    300,240        (42,384)
                                                 -----------    -----------
Cash flows from investing activities:
   Acquisition of property, plant and
        equipment                                  (138,639)       (14,049)
Proceeds from sale of equipment                     100,625            -0-
                                                 -----------     ----------
Net cash used by investing activities               (38,014)       (14,049)
                                                 -----------     ----------
Cash flows from financing activities:
   Bank overdraft                                       -0-         50,885
   Net payments to revolving credit line                -0-       (141,514)
                                                 -----------     ----------

Net cash used by financing activities                   -0-        (90,629)
                                                  ----------     ----------
Net increase (decrease) in cash and
   cash equivalents                                 262,226       (147,062)

Cash and cash equivalents at beginning of year      316,745         147,062
                                                  ----------      ----------

CASH AND EQUIVALENTS AT END OF FIRST QUARTER      $ 578,971       $     -0-
                                                  ==========      ==========
See notes to condensed financial statements

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
As previously reported by the Company on Form 10K dated January 1, 2005, the Company restated its previously issued financial statement for the quarter ended April 3, 2004. The changes are set forth below:

                                            Quarter Ended April 3, 2004
                                            ----------------------------
                                           (In 000s except per share data)

                                               As
                                            Originally            As
                                            Reported            Restated
                                            ----------          --------
Statement of Operations:
Net loss                                    $  (663)            $  (462)
Net loss per share                          $ (0.24)            $ (0.17)

Balance Sheet:
Deferred income tax asset                   $    62             $   -0-
  Total assets                              $13,635             $13,573

Deferred income tax liability               $ 1,288             $   105
  Total liabilities                         $ 3,715             $ 2,532
Total Shareholders' Equity                  $ 9,921             $11,042

Also see the Company's 10K for year ended January 1, 2005.


NOTE 2 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2005.


NOTE 3 - CASH AND CASH EQUIVALENTS
----------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No.95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended April 2, 2005, and April 3, 2004 was $200 and $600 respectively. The Company had no cash payments for income taxes the thirteen weeks ending April 2, 2005 and April 3, 2004.


NOTE 4 - OPERATIONS OF THE COMPANY
----------------------------------
The Company is engaged in dyeing, texturing, winding, processing and selling of filament, novelty, cotton and spun yarns, and in the dyeing and processing of these yarns for others on a commission basis.

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. Its fiscal quarters also end on the Saturday nearest to the end of the calendar quarter.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - OPERATIONS OF THE COMPANY (continued)
----------------------------------------------
Revenues from sales are recognized at the time shipments are made to the customer. Related shipping and handling costs are included in cost of sales.


NOTE 5 - USE OF ESTIMATES
-------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates are the liability for self-funded health claims, inventory markdowns, provision for bad debts, and the investment value of affiliates.


NOTE 6 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable comprise the following:

                                       April 2           January 1
                                        2005               2005
                                        ----               ----
     Due from factor on
          regular factoring account  $  -0-             $2,192,000
     Non-factored accounts
          receivable                  3,561,000            872,000
                                     ----------          ---------
               Total                 $3,561,000         $3,064,000
                                     ==========         ==========

During the first quarter of 2005, the Company moved its accounts receivable in-house, eliminating its factoring arrangement.


NOTE 7 - INVENTORIES
--------------------
Inventories are summarized as follows:

                                      April 2          January 1
                                       2005              2005
                                       ----              ----
     Finished & in process         $  894,000         $  864,000
     Raw materials                    815,000            493,000
     Dyes & chemicals                 232,000            186,000
     Other                             73,000             98,000
                                   ----------         ----------
     Total                         $2,014,000         $1,641,000
                                   ==========         ==========


NOTE 8 - LINE OF CREDIT
-----------------------
During the first quarter of 2005, the Company moved its accounts receivable in-house, eliminating its factoring arrangement. The Company is in the process of securing a line of credit to replace its line of credit with the factor.


NOTE 9 - INCOME TAXES
---------------------
The Company uses the liability method as required by FASB Statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - INCOME TAXES (continued)
---------------------------------
The items that comprise deferred tax assets and liabilities are as follows:

                                               April 2         Jan. 1
                                                2005            2005
                                                ----          --------
Deferred tax assets:
Alternative minimum taxes paid              $  349,000      $  349,000
Net operating loss carryover                   816,000         873,000
Charitable contributions carryover              12,000          12,000
State tax credits                               41,000          41,000
Bad debts                                        7,000             -0-
Inventory                                       57,000          52,000
                                             ----------       ---------
Total gross deferred tax assets             $1,282,000      $1,327,000
Valuation Allowance                           (405,000)       (301,000)
                                            -----------      ----------
Net deferred tax assets                     $  877,000      $1,026,000
                                            -----------      ----------
Deferred tax liabilities:
 Accelerated depreciation for tax purposes     877,000       1,026,000
                                            -----------      ----------
Net deferred tax asset/(liability)          $      -0-      $      -0-
                                            ===========     ===========

                                          Thirteen Weeks Ended
                                           -------------------
                                                       April 3
                                          April 2       2004
                                           2005       (Restated)
Income tax benefit                         ----          ----
        consists of:
        Deferred                         $   -0-      $(289,000)
        Federal                              -0-            -0-
        State                                -0-            -0-
                                         ---------    ----------
                                         $   -0-      $(289,000)
                                         =========    ==========

The net operating loss carryforward from a prior year is $2,197,000 expiring 2022/2023. The tax effect at the maximum tax rate is $747,000. The Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years.


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended April 2, 2005 and April 3, 2004.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and accounts receivable.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. Company estimates that it will receive approximately $175,000 cash distribution after liquidation in addition to a $150,000 disbursement received in September 2004. Burke Mills does not guarantee any debt for its joint venture. Financial information for Fytek is as follows:

                               STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                                   1st Quarter
                                                   -----------
                                                2005         2004
                                                ----         ----
Net Sales                                      $  13        $ 560
Gross Loss                                       (72)         (82)
Loss from operations                             (98)        (106)
Loss before taxes                                (98)        (106)
Provision (credit) for income tax                (15)          36
                                              -------      -------
Net Loss                                      $  (83)      $  (70)
                                              =======      =======

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------------------

                                  BALANCE SHEET
                         (In thousands of U.S. dollars)

                                               March 31,        March 31,
                                                2005             2004
                                             -----------      -----------
     ASSETS
Current assets                                 $ 720            $1,840
Non-current assets                               176               242
                                               ------           -------
  Total Assets                                 $ 896            $2,082
                                               ======           =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $ 170            $  537
Non-current liabilities                          -0-                28
                                               ------           -------
  Total Liabilities                            $ 170            $  565

Shareholders equity                            $ 726            $1,517
                                               ------           -------
Total Liabilities & Shareholders' Equity       $ 896            $2,082
                                               ======           =======


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

In 2004 the Company wrote off equipment with a net book value of $198,000. With the decrease in sales volume and no anticipated business increase in products that will run on the machinery, the machinery was written off as a non-performing asset. No salvage value has been assigned to the machinery, as the Company has no potential buyer. There were no write offs necessary in the first quarter of 2005.


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended April 2, 2005, and April 3, 2004.


       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


EXECUTIVE SUMMARY
-----------------
The Company's major market is supplying packaged dyed yarn for home, contract, automotive upholstery, and home furnishings. The Company's production is on a make-to-order basis.

The Company's customers continue to experience extreme competition from imports that has caused their requirements for dyed yarns to decline. Expansion into other fibers has helped gain new customers and offset the decline in demand from older customers.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY (continued)
-----------------------------
During 2004 there were price increases of approximately 17% on polyester yarns, and in the first quarter of 2005 another 9% increase. These increases were passed on in the prices to customers.

As discussed in previous filings, the Company continues to experience increased costs for employee health cost, fuel oil, and natural gas.

In the second quarter of 2005, the Company should receive approximately $175,000 as proceeds for liquidation of its joint venture Fytek.


Results of Operations
---------------------
2005 Compared to 2004
---------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                                     Thirteen Weeks Ended
                                                    ----------------------
                                                    April 2       April 3
                                                     2005           2004
                                                    ------         ------
Net Sales                                           100.0%         100.0%
Cost of Sales                                        96.5            97.0
                                                    ------         ------
Gross Profit                                          3.5             3.0
  Selling, General, and Administrative Costs          7.2             9.7
                                                    ------         ------
  Operating Loss                                     (3.7)           (6.7)

  Interest Expense                                    0.0            (0.0)
  Other Expense                                       0.0            (0.2)
                                                    ------          ------
  Loss before Income Taxes                           (3.7)           (6.9)
  Equity in Net Loss of Affiliate                    (0.6)           (4.5)
  Income Taxes (Credit)                               --             (4.4)
                                                    ------          ------
Net Loss                                             (4.3)           (7.0)
                                                    ======          ======

Net Sales
---------
Net sales for the first quarter of 2005 increased by 8.2% to $7,138,000 compared to $6,601,000 for the first quarter of 2004. Pounds shipped increased by 2.1%. The primary reasons for the increase in sales were an increase in shipments, price increases, and sales mix.


Cost of Sales and Gross Margin
------------------------------
Cost of sales increased in the first quarter of 2005 by $486,000 or 7.6%.

Cost of materials used increased by 9.4% primarily due to price increases for raw yarns and increased volume.

Direct labor increased by 10.0% primarily due to an increase in volume and sales mix.

Overhead cost increased by $108,000 or 5.1% primarily as a result of increases in cost for electricity, natural gas, fuel oil, and water.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses decreased by $21,000 or 3.2% as compared to the first quarter of 2004.


Gain on Disposal of Assets
--------------------------
The Company sold some of its machinery located at its joint venture in Mexico. The machinery was fully depreciated.


Interest Expense
----------------
Interest expense was $200 for the first quarter of 2005 compared to $600 for the first quarter of 2004. The Company has used it credit line sparingly.


Loss Before Provision for Taxes and Equity in Loss of Affiliate
---------------------------------------------------------------
For the first quarter the Company experienced a loss of $265,000 compared to a loss in the first quarter of 2004 of $453,000.


Equity in Net Loss of Affiliate
-------------------------------
The Company and its joint venture partner, Teijin/Akra voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. The Company estimates that it will receive $175,000 cash distribution after liquidation.

The Company recorded a $42,000 loss as its share of the loss on discontinued operations of Fytek.


Provision (Credit) for Income Taxes
-----------------------------------
There was no provision or credit provided for income taxes in the first quarter compared to a credit of $289,000 on a loss of $751,000 in the first quarter of 2004. See Note 8.


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

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)
------------------------------------------------------
The Company reviews its inventory and when necessary establishes a markdown allowance for obsolete and slow moving items. The markdown allowance is determined by aging the inventory, reviewing the inventory with the salesmen, and determining a salvage value.

The Company records charges for impairment of its Investment in Affiliate when necessary. The charges for impairment are based on assumptions made by management of the net realizable value of the affiliate.

The Company reviews it accounts receivable and when necessary establishes an allowance for bad debts. The allowance is established based on customer payment trends, customer financial statements, industry trends, and discussion with the Company's sales personnel.


Liquidity and Capital Resources
-------------------------------
The Company financed its operations and capital requirements in 2004 and the first quarter of 2005 through its funds generated from operations.

The Company's ability to generate cash from operating activity is subject to the level of net sales. As discussed earlier, the Company has expanded into other fibers and added customers.

As set forth in the Statement of Cash Flows, funds provided from operating activities were $300,000. Although there was an increase in funds used of $887,000 for accounts receivable and inventory, accounts payable increased by $1,067,000 providing more than enough funds to offset the fund needs.

Cash used in investing activities was $38,000. The Company used $138,000 for capital expenditures versus $14,000 in the first quarter of 2004. Planned capital expenditures for the year 2005 are $200,000. The sale of Company owned machinery located at Fytek provided $100,000.

In the second quarter of 2005 proceeds from the liquidation of Fytek, estimated at $175,000, should be received.

During the first quarter of 2005, the Company moved its accounts receivable in-house, eliminating its factoring agreement. The Company is in the process of securing a line of credit to replace the line of credit with the factor.

The Company's working capital at April 2, 2005, aggregated $3,474,000 representing a working capital ratio of 2.2 to 1 compared to a working capital at January 1, 2005 of $3,459,000 and representing a ratio of 3.1 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) disclosed the following at April 2, 2005:

         Cash, cash equivalents and receivables...........     $4,140,000
         Current liabilities..............................      2,904,000
                                                                ---------

         Excess of quick assets over current liabilities..     $1,236,000


Forward Looking Statements
--------------------------
Certain statements in this Management's Discussion and Analysis of Financial condition and Results of Operations, and other sections of this report, contain forward-looking statements within the meaning of federal securities laws about the Company's financial condition and results of operations that are based on

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward Looking Statements (continued)
--------------------------------------
management's current expectations, beliefs, assumptions, estimates and projections about the markets in which the Company operates. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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


Item 4 - Controls and Procedures
---------------------------------
As of the end of the fiscal quarter covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in SEC Rule 13a-15(e). Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. During the fiscal quarter covered by this report, there has been no significant change in the Company's internal controls or in other factors that could significantly affect such internal controls.

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

Item 5 - Other Information.  No report.

Item 6 - Exhibits.

        (a) The exhibits required by Item 601 of Regulation SK are specified on the Exhibit Index and are attached to this report or incorporated by reference from prior filings.



                                BURKE MILLS, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 13, 2005                       BURKE MILLS, INC.

                                        By: /s/Humayun N. Shaikh
                                        -------------------------
                                        Humayun N. Shaikh,
                                        Chairman of the Board
                                        (Principal Executive Officer)


Date: May 13,2005                       By: /s/Thomas I. Nail
                                        -----------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Principal Financial Officer)

                                BURKE MILLS, INC.

                                  EXHIBIT INDEX

Exhibit
Number       Description

3(ia) Articles of Incorporation and amendments thereto - incorporated by reference as a part of a registration statement on Form S-1 filed with the Securities and Exchange Commission in 1969.

3(ib) Articles of Merger filed with Secretary of State of North Carolina January 29, 1972.

3(ic) Articles of Amendment filed with Secretary of State of North Carolina December 1, 1978.

3(id) Articles of Amendment filed with the Secretary of State of North Carolina May 7, 1979.

3(ie) Articles of Amendment filed with the Secretary of State of North Carolina June 9, 1993.

3(ii) By-Laws - incorporated by reference as a part of a registration statement on Form S-1 filed with the Securities and Exchange Commission in 1969.

31           Rule 13a-14(a) Certifications

32           Section 1350 Certifications

                                  EXHIBIT 3(ib)

                               ARTICLES OF MERGER

                           OF WHOLLY OWNED SUBSIDIARY

                                      INTO

                                 BURKYARNS, INC.


         The undersigned corporations hereby execute these Articles of Merger for the purpose of merging the wholly-owned subsidiary corporation into its parent corporation:

                                        I

        The following Plan of Merger was duly adopted by the Board of Directors of each of the undersigned corporations in the manner prescribed by law:

                                 PLAN OF MERGER

        A. CORPORATIONS PARTICIPATING IN MERGER.

        The names of the corporations proposing to merge (hereinafter referred to collectively as the "Merging Companies" and individually as the "Merging Company") are:

        1. BURKYARNS, Inc., Valdese, North Carolina.

        2. VALDESE ENTERPRISES, INC., Valdese, North Carolina. The name of the corporation into which the Merging Companies propose to merge is BURKYARNS, INC., hereinafter referred to as the "Surviving Company", which shall be the surviving corporation.

        3. NAME OF THE SURVIVING COMPANY.

        The name of the Surviving Company shall be BURKYARNS, INC.

        C. MERGER OF MERGING COMPANIES INTO SURVIVING COMPANY.

        Pursuant to the terms and conditions of this Plan, the Merging Companies shall be merged into the Surviving Company. Upon the merger of the Merging Companies into the Surviving Company, the corporate existence of the Merging Companies shall cease and the corporate existence of the Surviving Company shall continue. The time at which the merger becomes effective is hereinafter referred to as the "Effective Date."

        D. DATE OF MERGER.

        The effective date of the merger shall be 5:00 p.m. January 31, 1972.

        E. CONVERSION OF SHARES.

        Upon the merger becoming effective, the outstanding shares of the corporations participating in the merger shall be converted as follows:

        1. SHARES OF SURVIVING COMPANY. The shares of the Surviving Company outstanding on the Effective Date shall not be converted nor altered in any manner as a result of the Merger and shall remain outstanding as shares of the Surviving Company.

        2. SHARES OF MERGING COMPANIES. No shares of stock will be issued by the Surviving Company in as much as the Merging Company is the wholly-owned subsidiary of BURKYARNS, INC., the Surviving Company.



      Filed with the North Carolina Secretary of State on January 29, 1972.

 II

         At the time of the approval of the foregoing Plan of Merger by the Board of Directors of each of the undersigned corporations the surviving corporation was the owner of all outstanding shares of the other corporation; and the foregoing Plan of Merger does not provide for any changes in the charter of, or the issuance of any shares by, the surviving corporation.

         IN WITNESS WHEREOF, these Articles are signed by the President and Secretary of each corporation, this 21st day of January, 1972.

                                                BURKYARNS, INC.

                                                By: /s/C. Frank Gaddy, Jr.
                                                --------------------------
                                                President
ATTEST:

/s/Sebren Cannon
----------------
Assistant Secretary

                                                VALDESE ENTERPRISES, INC.

                                                By: /s/C. Frank Gaddy, Jr.
                                                --------------------------
                                                President
ATTEST:

/s/Sebren Cannon
----------------
Assistant Secretary



STATE OF NORTH CAROLINA

COUNTY OF BURKE


         I, D. Jean Richards, a Notary Public, hereby certify that on this 21st day of January, 1972, personally appeared before me C. FRANK GADDY, JR. AND SEBREN CANNON, each of whom being by me first duly sworn, declared that he signed the foregoing document in the capacity indicated, and that the statements therein contained are true.


                                         /s/D. Jean Richards    {SEAL}
                                         -------------------
                                            Notary Public

My commission expires:     7/13/76
                           -------

                                  EXHIBIT 3(ic)

                      ARTICLES OF AMENDMENT TO THE CHARTER
                                       OF
                                 BURKYARNS, INC.


         The undersigned Corporation hereby executes these Articles of Amendment for the purpose of amending its Charter:

         1. The name of the Corporation is BURKYARNS, INC.

         2. The following Amendment to the Charter of the Corporation was adopted at a specially convened meeting of the Shareholders of the Corporation held on the 30th day of November, A.D., 1978, in the manner prescribed by law:

         The present ARTICLE IV is hereby deleted in its entirety and a new
ARTICLE IV is substituted therefore as follows:

                                   ARTICLE IV

         The Corporation shall have authority to issue 3,100,000 shares of Common Stock having no par value.

         3. The number of shares of the Corporation outstanding at the time of the adoption of said Amendment was 1,063,229; and the number of shares entitled to vote thereon was 754,739.

         4. The number of shares voted FOR such Amendment was 753,739; and the number of shares voted AGAINST such Amendment was 1,000.

         5. The Amendment herein effected does not give rise to dissenter's rights to payment for the reason that the only effect of such Amendment is to increase the number of authorized shares and to change from a $2.00 par value per share to no par value per share.

         IN WITNESS WHEREOF, these Articles are signed by the Vice-President and Secretary of the Corporation this 30th day of November, 1978.

                                              BURKYARNS, INC.

                                              By: /s/R. Thomas Peltier
                                              ------------------------
                                              Vice-President

                                              By: /s/W. Harold Mitchell
                                              -------------------------
                                              Secretary

                                                 {CORPORATE SEAL}






      Filed with the North Carolina Secretary of State on December 1, 1978.

STATE OF NORTH CAROLINA

COUNTY OF BURKE

         I, D. Jean Richards, a Notary Public, hereby certify that on this 30th day of November, 1978, personally appeared before me R. THOMAS PELTIER and W. HAROLD MITCHELL, each of whom being by me first duly sworn, declared that he signed the foregoing document in the capacity indicated, and that the statements therein contained are true.


                                              /s/D. Jean Richards   {SEAL}
                                              -------------------
                                                 Notary Public

My commission expires:     7/13/81
                           -------

                                  EXHIBIT 3(id)

                              ARTICLES OF AMENDMENT
                                TO THE CHARTER OF
                                 BURKYARNS, INC.
                           ---------------------------

         Burkyarns, Inc. hereby executes these Articles of Amendment to its charter, and for that purpose sets forth as follows:

        (1) The name of the corporation is Burkyarns, Inc.

        (2) The following amendment to the charter of the corporation was adopted by its shareholders on April 17, 1979, in the manner prescribed by law:

            RESOLVED, that Article I of the Certificate of Incorporation of the company be amended by deleting there from the name "Burkyarns, Inc." and substituting therefore the name "Burke Mills, Inc."

        (3) The number of shares of the corporation outstanding at the time of such adoption was 2,658,073. The number of shares entitled to vote thereon was 2,658,073.

        (4) The number of shares voted for such amendment was 2,187,062, and the number of shares voted against such amendment was 21,818.

        (5) The amendment herein effected does not give rise to dissenter's rights to payment for the reason that the only effect of such amendment is to change the name of the corporation.

        IN WITNESS WHEREOF, these Articles are signed by President and the Secretary of the Corporation this 3rd day of May, 1979.

                                             BURKYARNS, INC.

                                             By: /s/Thomas R. C. Hood
                                             ------------------------
                                             Thomas R. C. Hood, President


                                             By: /s/Sebren H. Cannon, Secretary
                                             ----------------------------------
                                             Sebren H. Cannon, Secretary




        Filed with the North Carolina Secretary of State on May 7, 1979.



STATE OF NORTH CAROLINA

COUNTY OF BURKE

         I, Frances M. Pascal, a Notary Public hereby certify that on this 3rd day of May, 1979, personally appeared before me Thomas R. C. Hood and Sebren H. Cannon, each of whom being by me first duly sworn, declared that he signed the foregoing document in the capacity indicated, that he was authorized so to sign and that the statements therein contained are true.


                                               /s/Frances M. Pascal    {Seal}
                                               --------------------
                                                  Notary Public

My commission expires:     12/25/83
                           --------

                                  EXHIBIT 3(ie)


                             ARTICLES OF AMENDMENT
                                       OF
                                BURKE MILLS, INC.


        The undersigned corporation hereby submits these Articles of Amendment for the purpose of amending its articles of incorporation:

        1. The name of the corporation is BURKE MILLS, INC.

        2. The following amendment to the articles of incorporation of the corporation was adopted by its shareholders on the 18th day of May, 1993 in the manner prescribed by law:

                  RESOLVED, that Article 4 of the Articles of Incorporation of the Corporation be amended in its entirety so that, as amended, said article shall read as follows:

                  4. The Corporation shall have authority to issue 5,000,000 shares of common stock having no par value.

        This the 31st day of May, 1993.


                                                BURKE MILLS, INC.


                                                By: /s/Richard F. Whisenant
                                                ---------------------------
                                                Richard F. Whisenant
                                                President










        Filed with the North Carolina Secretary of State on June 9, 1993.

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


                                                /s/Humayun N. Shaikh
Date: May 13, 2005                              -----------------------------
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



                                         /s/Thomas I. Nail
Date: May 13, 2005                       -----------------------------
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


                                       /s/Humayun N. Shaikh
Date: May 13, 2005                     -------------------------
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


                                       /s/Thomas I. Nail
Date: May 13, 2005                     -------------------------
                                       Thomas I. Nail
                                       President and COO
                                       (Chief Financial Officer)