Form 10-Q
period 2005-07-02
BURKE MILLS INC
filed 2005-08-16
CIK 15486

Microsoft Word 11.0.5604;


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF
                                      1934

                   FOR THE QUARTERLY PERIOD ENDED July 2, 2005

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
                                                             -----------

          Item 1 - Financial Statements
          -------
                  Condensed Balance Sheets                       3
                     July 2, 2005 and January 1, 2005


                  Condensed Statements of Operations and
                    Retained Earnings                            4
                    Thirteen Weeks and Twenty-Six Weeks
                    Ended July 2, 2005 and July 3, 2004


                  Statements of Cash Flows                       5
                    Twenty-Six Weeks Ended July 2, 2005
                    and July 3, 2004


                  Notes to Condensed Financial Statements        6-11
---------------------------------------------------------

     Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations     11-16
---------------------------------------------------------

     Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk                                        16
---------------------------------------------------------

     Item 4 - Controls and Procedures                            16
-------------------------------------------------------


Part II -  OTHER INFORMATION

     Item 1 - Legal Proceedings                                  17

     Item 2 - Changes in Securities and Use of Proceeds, Use
         of Proceeds and Issuer Purchases of Equity Securities   17

     Item 3 - Defaults Upon Senior Securities                    17

     Item 4 - Submission of Matters to a Vote of Security
              Holders                                            17

     Item 5 - Other Information                                  17

     Item 6 - Exhibits and Reports on Form 8-K                   17
---------------------------------------------------------

SIGNATURES                                                       17


EXHIBIT INDEX                                                    18


EXHIBITS/CERTIFICATIONS                                          19-21

                 BURKE MILLS, INC. ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                 July 2         January 1
                                               (Unaudited)        2005
                                                --------        --------
             ASSETS
Current Assets
  Cash and cash equivalents                  $    187,561     $   316,745
  Accounts receivable                           3,507,788       3,064,365
  Inventories                                   1,577,258       1,640,983
  Prepaid expenses and other current assets       145,785         112,580
                                              -----------     -----------
Total Current Assets                            5,418,392       5,134,673
                                              -----------     -----------

Equity Investment in Affiliate                        -0-         196,300
                                              -----------     -----------

Property, plant & equipment - at cost          29,738,403      29,848,475
  Less: accumulated depreciation               24,249,693      23,724,193
                                              -----------     -----------
       Property, Plant and Equipment- Net       5,488,710       6,124,282
                                              -----------     -----------
Other Assets                                       16,575          16,575
                                              -----------     -----------
Total Assets                                  $10,923,677     $11,471,830
                                              ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $ 1,744,847     $ 1,465,630
  Accrued salaries and wages                      169,558          89,847
  Other liabilities and accrued expenses          178,866         120,137
                                              -----------     -----------
        Total Current Liabilities               2,093,271       1,675,614
                                              -----------     -----------
Total Liabilities                             $ 2,093,271     $ 1,675,614
                                              -----------     -----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                       1,809,171       1,809,171
  Paid-in capital                               3,111,349       3,111,349
  Retained earnings                             3,909,886       4,875,696
                                              -----------     -----------
         Total Shareholders' Equity             8,830,406       9,796,216
                                              -----------     -----------
                                              $10,923,677     $11,471,830
                                              ===========     ===========

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)

                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                             -----------------------  -----------------------
                                         Restated                    Restated
                             July 2,     July 3,       July 2,       July 3,
                              2005        2004          2005          2004
                             ------      ------        ------        ------
Net Sales                 $6,579,173    $6,709,965   $13,717,219   $13,310,580
                          ----------    ----------   -----------   -----------
Cost and Expenses
  Cost of Sales            6,698,318     6,295,499    13,585,730    12,696,609
                          -----------  -----------   -----------   -----------
  Gross Profit (Loss)       (119,145)      414,466       131,489       613,971

  Selling, General and
  Administrative Expenses    561,511       559,897     1,180,272     1,199,188
  Gain on disposal of
    property assets              -0-         4,023       100,625         4,023
                          -----------  -----------   -----------  ------------

Operating Loss              (680,656)     (141,408)     (948,158)     (581,194)
                          -----------  -----------   ------------ ------------
Other Income
  Interest Income              1,010           292         3,420           467
  Miscellaneous                  309        28,662           486        16,161
                          -----------  -----------   -----------   -----------
    Total                      1,319        28,954         3,906        16,628
                          -----------  -----------   -----------   -----------
Other Expenses
  Interest Expense               -0-           191           244           743
                          -----------  -----------   -----------   -----------

Loss before Provision for
  Income Taxes and Equity in
  Net Earnings of Affiliate (679,337)     (112,645)     (944,496)     (565,309)

Provision (Credit) for
  Income Taxes                   -0-       (29,000)          -0-      (318,000)
                          -----------   -----------  -----------   ------------
Loss before Equity in Net
  Earnings of Affiliate     (679,337)      (83,645)     (944,496)     (247,309)

Equity in Net Income
  (Loss) of Affiliate         20,186           -0-       (21,314)     (298,180)
                          -----------   -----------  ------------   -----------
Net Loss                    (659,151)      (83,645)     (965,810)     (545,489)

Retained Earnings at
   Beginning of Period     4,569,037     6,120,995     4,875,696     6,582,839
                          -----------  -----------   -----------   -----------
Retained Earnings at End
  of Period               $3,909,886    $6,037,350   $ 3,909,886    $6,037,350
                          ==========    ==========   ===========    ==========

Loss Per Share            $   (0.24)   $   (0.03)    $   (0.35)     $   (0.20)
                          ==========   ===========   ==========     ==========
Dividends Per Share of
  Common Stock               None         None          None          None
                           ==========  ==========    ==========     ==========
Weighted Average Common
  Shares Outstanding       2,741,168    2,741,168     2,741,168      2,741,168
                           =========    =========     =========      =========
See notes to condensed financial statements.
Page 4

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Twenty-six Weeks Ended
                                               ----------------------
                                                             Restated
                                              July 2          July 3,
                                               2005            2004
                                               ----            ----
Cash flows from operating activities:
  Net Loss                                  $ (965,810)    $ (545,489)
                                             ---------       ---------
Adjustments to reconcile net loss
  to net cash provided (used) by operating activities:
    Depreciation                               835,410        914,768
    Allowance for doubtful accounts             20,500            -0-
    Allowance for mark-down inventory          (64,000)        27,000
    Deferred income tax                            -0-       (318,000)
    Equity in affiliate                         21,314        298,180
    (Gain) Loss on disposal of
         property assets                      (100,625)        (4,023)
    Changes in assets and liabilities:
       Accounts receivable                    (463,923)     (1,601,200)
       Inventories                             127,846        (119,649)
       Prepaid expenses, taxes and other
          current assets                       (33,205)        (69,458)
       Other non-current assets                    -0-             -0-
    Accounts payable                           279,217       1,227,700
    Accrued salaries & wages                    79,711         110,163
    Other liabilities and accrued expenses      58,729          48,491
                                            ----------       ----------
    Total Adjustments                          760,853         513,972
                                            ----------       ----------

Net cash used by operating activities         (204,957)        (31,517)
                                            ----------       ----------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                               (199,837)        (33,333)
    Proceeds from liquidation of
      affiliate                                174,985             -0-
    Proceeds from sale of equipment            100,625           4,500
                                            ----------       ----------
Net cash provided (used) by
    investing activities                        75,773         (28,833)
                                            ----------       ----------

Cash flows from financing activities:
   Bank overdraft                                 -0-           54,802
   Net payments to revolving credit line          -0-         (141,514)
                                            ----------       ----------
Net cash used by financing activities             -0-          (86,712)
                                            ----------       ----------
Net decrease in cash and cash equivalents     (129,184)       (147,062)

Cash and cash equivalents at
   beginning of year                           316,745         147,062
                                            ----------       ----------

CASH AND EQUIVALENTS AT END OF
         SECOND QUARTER                     $  187,561       $     -0-
                                            ==========       ==========
See notes to condensed financial statements

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
As previously reported by the Company on Form 10K dated January 1, 2005, the Company restated its previously issued financial statement for the quarter and twenty-six weeks ended July 3, 2004. The changes are set forth below:

                                     Quarter Ended July 3, 2004
                                    ----------------------------
                                    (In 000s except per share data)
                                       As
                                    Originally             As
                                    Reported             Restated
                                    ----------           --------
Statement of Operations:
Net loss                            $    (29)            $   (84)
Net loss per share                  $  (0.01)            $ (0.03)


                                    Twenty-Six Weeks Ended July 3, 2004
                                    -----------------------------------
                                      (In 000s except per share data)
                                       As
                                    Originally             As
                                    Reported             Restated
                                    ----------           --------
Statement of Operations:
Net loss                            $  (691)             $  (545)
Net loss per share                  $ (0.25)             $ (0.20)

Balance Sheet:
Deferred income tax asset           $    62              $   -0-
  Total assets                      $13,576              $13,514

Deferred income tax liability       $ 1,204              $    76
  Total liabilities                 $ 3,684              $ 2,556
Total Shareholders' Equity          $ 9,892              $10,958

Also see the Company's 10K for year ended January 1, 2005.


NOTE 2 - BASIS OF PRESENTATION
-------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2005.

NOTE 3 - CASH AND CASH EQUIVALENTS
----------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the twenty-six weeks ended July 2, 2005, and July 3, 2004 was $200 and $700 respectively. The Company had no cash payments for income taxes the twenty-six weeks ending July 2, 2005 and July 3, 2004.

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

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. Its fiscal quarters also end on the Saturday nearest to the end of the calendar quarter. Revenue Recognition. Sales terms are FOB Burke Mills, Inc. Revenues are recognized at the time of shipment.

Cost of Sales. All manufacturing, quality control, inbound freight, receiving, inspection, purchasing, planning, warehousing of raw, in-process and finished inventory, outbound freight and internal transfer costs are included in the cost of sales.

Selling, general and administrative. Includes cost related to the selling process, accounting, information services, and corporate offices.


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


NOTE 6 - ACCOUNTS RECEIVABLE
-----------------------------
Accounts receivable are comprised of the following:
                                       July 2         January 1
                                        2005            2005
                                        ----            ----
     Due from factor on
          regular factoring account  $   -0-         $2,192,000
     Non-factored accounts
          receivable                  3,529,000         872,000
     Allowance for doubtful accounts    (21,000)            -0-
                                      ----------      ---------
               Total                 $3,508,000      $3,064,000
                                     ==========      ==========

During the first quarter of 2005, the Company moved its accounts receivable in-house, eliminating its factoring arrangement.


NOTE 7 - INVENTORIES
--------------------
Inventories are summarized as follows:
                                      July 2          January 1
                                       2005             2005
                                       ----             ----
     Finished & in process          $  819,000      $  944,000
     Raw materials                     600,000         553,000
     Dyes & chemicals                  179,000         195,000
     Other                              65,000          99,000
     Mark-down allowance               (86,000)       (150,000)
                                     ----------     -----------
     Total                          $1,577,000      $1,641,000

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 8 - LINE OF CREDIT
------------------------
During the first quarter of 2005, the Company moved its accounts receivable in-house, eliminating its factoring arrangement.

The company has not used its credit line in over a year. It believes a line of credit is necessary for letters of credit and for cash needs for increases in inventory and accounts receivable if sales increase. The company is in the process of securing a line of credit.


NOTE 9 - INCOME TAXES
---------------------
The Company uses the liability method as required by FASB Statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items that comprise deferred tax assets and liabilities are as follows:

                                              July  2          Jan. 1
                                                2005            2005
                                                ----          --------
Deferred tax assets:
Alternative minimum taxes paid             $  349,000       $  349,000
Net operating loss carryover                1,035,000          873,000
Charitable contributions carryover             13,000           12,000
State tax credits                              41,000           41,000
Bad debts                                       8,000              -0-
Inventory                                      30,000           52,000
                                           ----------        ---------
Total gross deferred tax assets            $1,476,000       $1,327,000
Valuation Allowance                          (649,000)        (301,000)
                                           ----------        ----------
Net deferred tax assets                    $  827,000       $1,026,000
                                           ----------        ----------
Deferred tax liabilities:
 Accelerated depreciation for tax purposes    827,000        1,026,000
                                           ----------        ----------
Net deferred tax asset/(liability)         $      -0-       $      -0-
                                           ===========      ===========

                                          Twenty-Six Weeks Ended
                                          ----------------------
                                                       July 3
                                          July 2        2004
                                           2005       (Restated)
Income tax benefit                         ----          ----
        consists of:
        Deferred                         $   -0-      $(318,000)
        Federal                              -0-            -0-
        State                                -0-            -0-
                                         ---------      -------
                                         $   -0-       $(318,000)
                                         =========     ==========

The net operating loss carryforward from a prior year is $2,197,000 expiring 2022/2023. The tax effect at the maximum tax rate is $747,000. The Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended July 2, 2005 and July 3, 2004.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and accounts receivable.

At the end of the quarter one customer represented approximately 28% of total accounts receivable. The customer represented approximately 18% at the year ended January 1, 2005.


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

     b) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but is no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and continues to move toward a solution of natural attenuation. The cost of monitoring is approximately $31,000 per year.


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operation in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. The company has received approximately $325,000 in cash distribution through the second quarter of 2005. An additional cash distribution up to $50,000 could be received depending on how well the remaining assets are liquidated. Burke Mills does not guarantee any debt for its joint venture. Financial information for Fytek is as follows:

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------

                                   STATEMENT OF INCOME
                              (In thousands of U.S. dollars)
                                        (Unaudited)

                                    2nd Quarter             Six Months
                                    -----------             -----------
                                  2005       2004          2005     2004
                                  ----       ----          ----     ----
Net Sales                        $ -0-      $ 508         $  13    $1,068
Gross Profit                       (93)       (91)         (165)     (173)
Income from continuing operations (184)       (65)         (282)     (170)
Income before taxes               (184)       (65)         (282)     (170)
Provision (credit) for
  income tax                        (8)       (23)          (23)      (58)
                                  -----      ------        -----    ------
  Net Income                     $(176)     $ (42)        $(259)   $ (112)
                                 ======      ======       =======  =======


                                    BALANCE SHEET
                              (In thousands of U.S. dollars)

                                               June           June
                                               2005           2004
                                            (Unaudited)    (Unaudited)
                                              ------         ------
     ASSETS
Current assets                                $ 315          $1,909
Non-current assets                               48             231
                                              -----          ------
  Total Assets                                $ 363          $2,140
                                              =====          ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                           $ 147          $  642
Non-current liabilities                         -0-             -0-
                                              -----          ------
  Total Liabilities                           $ 147          $  642
Shareholders equity                             216           1,498
Total Liabilities & Shareholders' Equity      $ 363          $2,140
                                              =====          ======


NOTE 14 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------------------------------------------
Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

In 2004 the Company wrote off equipment with a net book value of $198,000. With the decrease in sales volume and no anticipated business increase in products that will run on the machinery, the machinery was written off as a non-performing asset. No salvage value has been assigned to the machinery, as the Company has no potential buyer. There were no write offs necessary in the first two quarters of 2005.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the twenty-six week periods ended July 2, 2005, and July 3, 2004.


       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
-----------------
The Company's major market is supplying packaged dyed yarn for home, contract, automotive upholstery, and home furnishings. The Company's production is on a make-to-order basis.

The Company's customers continue to experience extreme competition from imports that has caused their requirements for dyed yarns to decline. Expansion into other fibers has helped gain new customers and offset the decline in demand from older customers. Fifty-four new customers were added in the two quarters of 2005.

During 2004 there were price increases of approximately 17% on polyester yarns, and in the first quarter of 2005 another 9% increase. These increases were passed on in the prices to customers.

As discussed in previous filings, the Company continues to experience increased costs for employee health cost, fuel oil, and natural gas.

In the second quarter of 2005, the Company received approximately $175,000 as proceeds for liquidation of its joint venture Fytek.


Results of Operations - 2005 Compared to 2004
---------------------------------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                   Thirteen Weeks           Twenty-six Weeks
                                       Ended                     Ended
                                  --------------------     -------------------
                                            Restated                  Restated
                                   July 2,   July 3,        July 2,    July 3,
                                    2005      2004           2005       2004
                                    ----      ----           ----       ----
Net Sales                          100.0%    100.0%         100.0%     100.0%
Cost of Sales                      101.8      93.8           99.0       95.4
                                   -----     -----          -----      -----
Gross Profit (Loss)                 (1.8)      6.2            1.0        4.6
  Selling, General, and
    Administrative Costs             8.5       8.3            7.9        9.0
                                   -----     -----          -----      -----
  Operating Loss                   (10.3)     (2.1)          (6.9)      (4.4)
  Interest Expense                   0.0       0.0            0.0        0.0
  Net Other                          0.0       0.4            0.0        0.1
                                   -----     -----          ------     -----
Loss before income taxes           (10.3)     (1.7)          (6.9)      (4.3)
  Equity in Net Income (Loss) of
    Affiliate                        0.3       0.0           (0.1)      (2.2)
  Income Taxes (Credit)              0.0      (0.4)           0.0       (2.4)
                                   -----     -----          ------     -----
Net Loss                           (10.0)%   (1.3)%          (7.0)%     (4.1)%
                                   ======    =====          ======     =====
Page 11

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                       THIRTEEN WEEKS ENDED July 2, 2005
                  COMPARED TO THIRTEEN WEEKS ENDED July 3, 2004

Net Sales
---------
Net sales for the second quarter of 2005 decreased by 2% to $6,579,000 compared to $6,710,000 for the second quarter of 2004. Pounds shipped decreased by 2%. There were two factors that had a negative impact on sales, and one factor with a positive impact on sales. There was a decline in customer demand in the second quarter and a weak sales mix that contributed to lower sales. Price increases since the second quarter of 2004 offset the weaker sales mix.


Cost of Goods Sold and Gross Margin
-----------------------------------
Cost of sales increased in the second quarter of 2005 by $403,000 or 6.4%.

Cost of materials used increased by 6.4% primarily due to the price increases received on polyester yarn and a weaker sales mix.

Direct labor cost increased by 1.5%, primarily due to the sales mix.

Overhead cost increased by 7.7%, primarily as a result of the following:

        o Health claims increased by 92.1% as a result of a few employees with severe medical problems. It is impossible to predict the frequency or severity of the employees' medical needs.

        o Natural gas and fuel oil cost increased by 30% primarily due to increased price. This cost will fluctuate with the price of oil.

        o Repair and maintenance cost of machinery increased by 74.7% due to some major repairs to dye machinery and age of the machinery.

The above items had an aggregate increase of $232,000 for the quarter.

As a result of a decrease in sales of 2% and an increase in cost of sales of 6.4%, the company's gross margin decreased to a loss of 1.8%, compared to a margin of 6.2% in 2004.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses remained approximately the same with only a .3% or $2,000 increase. Although total expenses remained approximately the same, factor charges were reduced by $30,000 due to moving the accounts receivable in-house. An increase in health claims was the major item that offset the savings in factor charges.


Loss Before Provision for Taxes and Equity in Loss of Affiliate
---------------------------------------------------------------
For the reasons stated in the foregoing, the company experienced a loss in the second quarter of 2005 of $679,000 compared to a loss in 2004 of $113,000.


Equity in Net Loss of Affiliate
-------------------------------
The company's joint venture, Fytek, had a net loss of $176,000 on discontinued operations for the second quarter. The company's portion of the loss is $88,000. The company received $175,000 as a distribution of cash from the liquidation. The joint venture has a few remaining assets, and the company believes it could receive up to $50,000 additional cash distribution.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                        THIRTEEN WEEKS ENDED July 2, 2005
                  COMPARED TO THIRTEEN WEEKS ENDED July 3, 2004

Provision (Credit) for Income Taxes
-------------------------------------
There was no provision or credit provided for income taxes in the second quarter compared to a credit of $29,000 in the second quarter of 2004. See Note 9.


                 TWENTY-SIX WEEKS ENDED July 2, 2005 COMPARED TO
                       TWENTY-SIX WEEKS ENDED July 3, 2004

2005 Compared to 2004
Net Sales
---------
Net sales for the first six months of 2005 increased by 3.1% to $13,717,000 compared to $13,311,000 for 2004 while pounds shipped increased by 2.2%. The increase in sales came in the first quarter and was primarily due to new customers and price increases.


Cost of Goods Sold and Gross Margin
-----------------------------------
Cost of sales increased for the six months by $889,000 or 7.0%.

Cost of materials increased by 7.9% primarily due to price increases on polyester yarn and a weak sales mix.

Direct labor increased by 5.7% primarily due to increased volume and sales mix.

Overhead cost increased by 6.4% as a result of the following:

        o Health claims increased by 46.7% as a result of a few employees with severe medical problems. It is impossible to predict the frequency or severity of the employees' medical needs.

        o Natural gas and fuel oil cost increased by 22.1% primarily due to increased prices. This cost will fluctuate with the price of oil.

        o Repair and maintenance cost of machinery increased by 38.1% due to some major repairs to dye machinery and age of the machinery.

The above items had an aggregate increase of $293,000 for the twenty-six weeks.

As a result of an increase in sales of 3.1% and an increase in cost of sales of 7.0%, the company's gross margin decreased to 1.0% compared to 4.6% in 2004.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by 1.6% or $19,000. Factor's charges were eliminated due to moving the accounts receivable in-house in the first quarter. Accounting fees connected to the company's joint venture Fytek were eliminated as a result of its closing. Offsetting the above savings were an increase in allowance for doubtful accounts and an increase in employee health claims.


Gain in Disposal of Assets
--------------------------
The company sold some of its fully depreciated machinery located at its joint venture in Mexico. The remaining machines will be sold and/or abandoned.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 TWENTY-SIX WEEKS ENDED July 2, 2005 COMPARED TO
                       TWENTY-SIX WEEKS ENDED July 3, 2004


Loss Before Provision for Income Taxes and Equity in Loss of Affiliate
----------------------------------------------------------------------
For the reasons stated in the foregoing, the company experienced a loss for the six months of 2005 of $945,000 compared to a loss in 2004 of $565,000.


Equity in Net Loss of Affiliate
-------------------------------
The company's joint venture, Fytek, had a net loss of $259,000 on discontinued operations for the two quarters. The company's portion of the loss is $129,500. The company received $175,000 as a distribution of cash from the liquidation. The joint venture has a few remaining assets, and the company believes it could receive up to $50,000 additional cash distribution.


Provision (Credit) for Income Taxes
-------------------------------------
There was no provision or credit provided for income taxes in the two quarters compared to a credit of $318,000 in 2004. See Note 9.


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

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
The Company financed its operations and capital requirements in 2004 and the two quarters of 2005 through its funds generated from operations.

The Company's ability to generate cash from operating activity is subject to the level of net sales. As discussed earlier, the Company has expanded into other fibers and added customers.

As set forth in the Statement of Cash Flows, funds used by operating activities were $205,000. The funds used reflect the net loss and the increase in accounts receivable.

Cash provided by investing activities was $76,000. The Company used $200,000 for capital expenditures versus $33,000 in the two quarters of 2004. Planned capital expenditures for the year 2005 are $300,000. The sale of Company owned machinery located at Fytek provided $100,000 and proceeds from the liquidation of Fytek provided $175,000.

During the first quarter of 2005, the Company moved its accounts receivable in-house, eliminating its factoring agreement. The company believes there will be no impact on cash flow from accounts receivable caused by the move in-house. The company's staff has assisted the factor for years with the collections effort and knows the customers very well. The company will gain a savings of approximately $109,000 from the elimination of the factor charges.

Although the company has not used its credit line included in the factoring agreement in over a year, the company believes that a credit line is necessary for letters of credit and for cash needs for increases in inventory and accounts receivable if sales were to increase. Although the company is trying to secure a line of credit, in light of the company's recent performance and the tightening of lending practices in the textile industry, there is no assurance that it will be able to secure a line of credit with a lender or that it would be able to secure a line of credit with reasonable terms.

The Company's working capital at July 2, 2005, aggregated $3,325,000 representing a working capital ratio of 2.6 to 1 compared to a working capital at January 1, 2005 of $3,459,000 and representing a ratio of 3.1 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) disclosed the following at July 2, 2005:

         Cash, cash equivalents and receivables...........     $3,695,000
         Current liabilities..............................      2,093,000
                                                                ---------

         Excess of quick assets over current liabilities..     $1,602,000


Forward Looking Statements
--------------------------
Certain statements in this Management's Discussion and Analysis of Financial condition and Results of Operations, and other sections of this report, contain forward-looking statements within the meaning of federal securities laws about the Company's financial condition and results of operations that are based on management's current expectations, beliefs, assumptions, estimates and projections about the markets in which the Company operates. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward Looking Statements (continued)
--------------------------
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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

                  BURKE MILLS, INC. PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.  No report required.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds. No report required.

Item 3 - Defaults Upon Senior Securities.  No report required.

Item 4 - Submission of Matters to a Vote of Security Holders. Matters were submitted to a vote of security holders of the Company at the Company's annual meeting of shareholders held May 17, 2005. Proxies for such meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees listed in the proxy statement; and, all of such nominees were elected. The matters voted upon were (a) election of chairman and secretary of the meeting and waiver of the reading of the minutes of the previous shareholders meeting; and 2,519,538 proxy votes were cast in favor thereof; (b) election of directors. The voting for directors was as follows:

Director                            Votes For           Votes Withheld
-------------------                 ---------           --------------
Humayun N. Shaikh                   2,506,063               13,475
Thomas I. Nail                      2,501,663               17,875
Robert P. Huntley                   2,507,463               12,075
William T. Dunn                     2,509,063               10,475
Robert T. King                      2,501,663               10,475
Richard F. Byers                    2,509,063               17,875
Aehsun Shaikh                       2,501,663               17,875

Item 5 - Other Information.  No report required.

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


Date: August 16, 2005                   BURKE MILLS, INC.

                                        By: /s/Humayun N. Shaikh
                                        ------------------------
                                        Humayun N. Shaikh,
                                        Chairman of the Board
                                        (Principal Executive Officer)


Date: August 16, 2005                   By: /s/Thomas I. Nail
                                        -----------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Principal Financial Officer)

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


                                           /s/Humayun N. Shaikh
Date: August 16, 2005                      ---------------------------
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



                                            /s/Thomas I. Nail
Date: August 16, 2005                       ---------------------------
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


                                        /s/Humayun N. Shaikh
Date: August 16, 2005                   ---------------------------
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


                                        /s/Thomas I. Nail
Date: August 16, 2005                   ---------------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Chief Financial Officer)
Page 21