Form 10-Q
period 2005-10-01
BURKE MILLS INC
filed 2005-11-14
CIK 15486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF
                                      1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION FROM TO

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

Indicate by check mark whether the registrant is a small company (as defined in Rule 12-b-2 of the Exchange Act). Yes ___ No _X__


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 2005, there were outstanding 2,741,168 shares of the issuer's only class of common stock.

PART  I - FINANCIAL INFORMATION                              Page Number
                                                             -----------

     Item 1 - Financial Statements
     -------
                  Condensed Balance Sheets                      3
                     October 1, 2005 (Unaudited) and
                     January 1, 2005


                  Condensed Statements of Operations and
                    Retained Earnings                           4
                    Thirteen Weeks Ended October 1, 2005,
                       (Unaudited) and October 2, 2004
                    Thirty-Nine Weeks Ended October 1,
                    2005 (Unaudited) and October 2, 2004


                  Statements of Cash Flows                      5
                    Thirty-Nine Weeks Ended October 1,
                    2005 (Unaudited) and October 2, 2004


                  Notes to Condensed Financial Statements       6
---------------------------------------------------------

     Item 2 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations    11
------------------------------------------------------------

     Item 3 -  Quantitative and Qualitative Disclosures About
               Market Risk                                      16
---------------------------------------------------------

     Item 4 -  Controls and Procedures                          16
-------------------------------------------------------

Part II -  OTHER INFORMATION

     Item 1 - Legal Proceedings                                 17
     Item 2 - Unregistered Sales of Equity Securities and
              Use of Proceeds                                   17

     Item 3 - Defaults Upon Senior Securities                   17

     Item 4 - Submission of Matters to a Vote of Security
              Holders                                           17

     Item 5 - Other Information                                 17

     Item 6 - Exhibits                                          17
---------------------------------------------------------

SIGNATURES                                                      17

EXHIBIT INDEX                                                   18

EXHIBITS/CERTIFICATIONS                                         19-21

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                 October 1      January 1
                                               (Unaudited)        2005
                                                --------         --------
             ASSETS
Current Assets
  Cash and cash equivalents                    $   297,284    $   316,745
  Accounts receivable                            3,225,598      3,064,365
  Inventories                                    1,785,388      1,640,983
  Prepaid expenses and other current assets        103,490        112,580
                                              ------------    -----------
Total Current Assets                             5,411,760      5,134,673
                                              ------------    -----------

Equity Investment in Affiliate                        -0-         196,300
                                              ------------    -----------

Property, plant & equipment - at cost           29,778,232     29,848,475
  Less: accumulated depreciation                24,598,213     23,724,193
                                              ------------    -----------
       Property, Plant and Equipment- Net        5,180,019      6,124,282
                                              ------------    -----------
Other Assets                                        16,575         16,575
                                              ------------    -----------
Total Assets                                   $10,608,354    $11,471,830
                                              ============    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $ 2,051,650      1,465,630
  Accrued salaries and wages                       172,370         89,847
  Other liabilities and accrued expenses           154,967        120,137
                                                ----------    -----------
        Total Current Liabilities                2,378,987      1,675,614
                                               -----------    -----------
Total Liabilities                              $ 2,378,987    $ 1,675,614
                                               -----------    -----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                        1,809,171      1,809,171
  Paid-in capital                                3,111,349      3,111,349
  Retained earnings                              3,308,847      4,875,696
                                               -----------    -----------
         Total Shareholders' Equity              8,229,367      9,796,216
                                               -----------    -----------
                                               $10,608,354    $11,471,830
Total Liabilities and Shareholders' Equity     ===========    ===========

See notes to condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                              Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                              ----------------------    -----------------------
                                           Restated                   Restated
                               Oct. 1       Oct. 2        Oct. 1       Oct. 2
                                2005         2004          2005          2004
                              --------     --------      --------    ----------
Net Sales                   $5,769,161   $6,162,105    $19,486,380  $19,472,684

Costs and Expenses
  Cost of Sales              5,810,051    6,118,987     19,397,540   18,815,596
                            -----------  -----------   ------------ -----------
  Gross Profit (Loss)       $  (40,890)      43,118         88,840      657,088

  Selling, General and
    Administrative Expenses    565,039      532,202      1,743,551    1,731,390
    Gain on disposal
    of property                  3,124          -0-        103,748        4,023
                            -----------  -----------   ------------  ----------

Operating Loss                (602,805)    (489,084)    (1,550,963)  (1,070,279)
                            -----------  -----------   ------------ -----------
Other Income
  Interest Income                1,461          339          4,881          806
  Other, net                       305           30            791       28,772
                            -----------  -----------   ------------ -----------
Total Other Income               1,766          369          5,672       29,578
                            -----------  -----------   ------------ -----------
Other Expenses
  Interest Expense                 -0-          303            244        1,046
  Other Net                        -0-          -0-            -0-       12,580
                            -----------  -----------   ------------  ----------
Total Other Expenses               -0-          303            244       13,626

Loss before Benefit of Income
  Taxes & Equity in Net
  Loss of Affiliate           (601,039)    (489,018)    (1,545,535)  (1,054,327)

Income Tax Benefit                 -0-      (76,000)           -0-     (394,000)
                            -----------  -----------   ------------ -----------
Loss before Equity in Net
  Loss of Affiliate           (601,039)    (413,018)    (1,545,535)    (660,327)

Equity in Net Earnings/
   (Loss) of Affiliate             -0-       91,288        (21,314)    (206,892)
                            -----------  -----------   ------------ -----------
Net Loss                      (601,039)    (321,730)    (1,566,849)    (867,219)

Retained Earnings at Beginning
   of Period                 3,909,886    6,037,350      4,875,696    6,582,839
                            -----------  -----------   ------------ -----------
Retained Earnings at End
   of Period                $3,308,847   $5,715,620    $ 3,308,847   $5,715,620
                            ==========   ==========    ===========   ==========
Basic and Diluted
Loss Per Share              $   (0.22)   $   (0.12)    $    (0.57)   $   (0.32)
                            ==========   ==========    ===========   ==========
Dividends Per Share of
   Common Stock                 None         None          None          None
                             ==========   ==========    ==========   ==========
Weighted Average Common
  Shares Outstanding          2,741,168    2,741,168     2,741,168    2,741,168
                             ==========   ==========    ==========   ==========

See notes to condensed financial statements.
Page 4

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Thirty-Nine Weeks Ended
                                              --------------------------
                                                               Restated
                                                Oct. 1           Oct. 2
                                                 2005             2004
                                                 ----             ----
Cash flows from operating activities:
  Net Loss                                   $(1,566,849)     $  (867,219)
                                             ------------     -----------
Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                               1,237,123        1,357,112
    Allowance for doubtful accounts               21,000              -0-
    Allowance for mark-down inventory             50,585           49,000
    Deferred income taxes                            -0-          (394,000)
    Equity in affiliate                           21,314           356,880
    Gain on disposal of property assets         (103,748)           (4,023)
    Changes in assets and liabilities:
      Accounts receivable                       (182,233)       (1,451,299)
      Inventories                               (194,990)         (117,926)
      Prepaid expenses and other
          current assets                           9,090           (57,139)
      Accounts payable                           586,020         1,098,853
      Accrued salaries and wages                  82,523           124,804
      Other liabilities and accrued expenses      34,830            42,727
                                             ------------     ------------
                        Total Adjustments      1,561,514         1,004,989
                                             ------------     ------------
Net cash provided (used) by operating
      activities                                  (5,335)          137,770
                                             ------------     ------------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                                 (293,454)          (57,177)
    Proceeds from liquidation of affiliate       174,985               -0-
    Proceeds from sale of equipment              104,343             4,500
                                             ------------     ------------
Net cash (used) by investing activities          (14,126)         (52,677)
                                             ------------     ------------

Cash flows from financing activities:
   Bank overdraft                                    -0-               -0-
   Net payments to revolving credit line             -0-          (141,514)
                                             ------------     ------------
Net cash (used) by financing activities              -0-          (141,514)
                                             ------------     ------------
Net decrease in cash and cash equivalents    $   (19,461)     $    (56,421)

Cash and cash equivalents at
   beginning of year                             316,745           147,062

CASH AND CASH EQUIVALENTS AT END OF
         THIRD QUARTER                       $   297,284      $    90,641
                                             ===========      ===========

See notes to condensed financial statements

                             BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
As previously reported by the Company on Form 10K dated January 1, 2005, the Company restated its previously issued financial statement for the quarter and thirty-nine weeks ended October 2, 2004. The changes are set forth below:

                                           Quarter Ended October 2, 2004
                                           -----------------------------
                                           (In 000s except per share data)
                                               As
                                            Originally            As
                                             Reported           Restated
                                            ----------          --------
Statement of Operations:
Net loss                                    $   (299)           $  (322)
Net loss per share                          $  (0.11)           $ (0.12)


                                     Thirty-Nine Weeks Ended October 2, 4004
                                     ---------------------------------------
                                         (In 000s except per share data)
                                               As
                                            Originally             As
                                             Reported           Restated
                                            ----------          --------
Statement of Operations:
Net loss                                    $  (990)            $  (867)
Net loss per share                          $ (0.36)            $ (0.32)

Balance Sheet:
Deferred income tax asset                   $    72             $   -0-
  Total assets                              $13,014             $12,942

Deferred income tax liability               $ 1,115             $   -0-
  Total liabilities                         $ 3,421             $ 2,306
Total Shareholders' Equity                  $ 9,593             $10,636

Also see the Company's 10K for year ended January 1, 2005.


NOTE 2 - BASIS OF PRESENTATION
-------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2005.


NOTE 3 - CASH AND CASH EQUIVALENTS
----------------------------------For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended October 1, 2005, and October 2, 2004 was $200 and $1,000 respectively. The Company had no cash payments for income taxes the thirty-nine weeks ending October 1, 2005 and October 2, 2004.

                                BURKE MILLS, INC.
          Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 - OPERATIONS OF THE COMPANY
----------------------------------
The Company is engaged in dyeing, texturing, winding, processing and selling of polyester, novelty, cotton, nylon and spun yarns, and in the dyeing and processing of these yarns for others on a commission basis.

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


NOTE 6 - ACCOUNTS RECEIVABLE
-----------------------------
 Accounts receivable are comprised of the following:
                                       October 1      January 1
                                         2005           2005
                                         ----           ----
     Due from factor on
          regular factoring account   $    -0-       $2,192,000
     Non-factored accounts
          receivable                   3,247,000        872,000
     Allowance for doubtful accounts     (21,000)           -0-
                                      ----------      ---------
               Total                  $3,226,000     $3,064,000
                                      ==========     ==========

During the first quarter of 2005, the Company moved its accounts receivable in-house, eliminating its factoring arrangement.


NOTE 7 - INVENTORIES
--------------------
Inventories are summarized as follows:
                                      October 1       January 1
                                        2005            2005
                                        ----            ----
     Finished & in process          $  910,000        $ 944,000
     Raw materials                     685,000          553,000
     Dyes & chemicals                  174,000          195,000
     Other                             115,000           99,000
     Mark-down allowance               (99,000)        (150,000)
                                     ----------       ----------
     Total                          $1,785,000        $1,641,000

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

The items that comprise deferred tax assets and liabilities are as follows:

                                               Oct. 1          Jan. 1
                                                2005            2005
                                               ------          ------
Deferred tax assets:
Alternative minimum taxes paid              $  349,000      $  349,000
Net operating loss carryover                 1,183,000         873,000
Charitable contributions carryover              14,000          12,000
State tax credits                               41,000          41,000
Bad debts                                        8,000             -0-
Inventory                                       37,000          52,000
                                             ----------      ---------
Total gross deferred tax assets             $1,632,000      $1,327,000
Valuation Allowance                           (883,000)       (301,000)
                                            -----------     ----------
Net deferred tax assets                     $  749,000      $1,026,000
                                            -----------     ----------
Deferred tax liabilities:
 Accelerated depreciation for tax purposes     749,000       1,026,000
                                            -----------     ----------
Net deferred tax asset/(liability)          $      -0-      $      -0-
                                            ===========    ===========

                                              Thirty-Nine Weeks Ended
                                              -----------------------
                                                             Restated
                                              Oct. 1          Oct. 2
Income tax benefit                             2005            2004
                                               ----           ------
       consists of:
        Deferred                            $    -0-        $(271,000)
        Federal                                  -0-               -0-
        State                                    -0-             -0-
                                            ---------       ----------
                                            $    -0-        $(271,000)
                                            =========       ==========

The net operating loss carryforward from a prior year is $2,032,000 expiring 2020/2024. The Company has paid and has set forth $349,000 for alternative minimum taxes paid, which may only be used to offset normal income taxes that may be incurred in future years.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended October 1, 2005 and October 2, 2004.


NOTE 11 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and accounts receivable.

At the end of the quarter two customers represented approximately 31% of total accounts receivable. The customers represented approximately 32% at the year ended January 1, 2005.


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


NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operations in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. The company has received approximately $325,000 in cash distributions through the third quarter of 2005. Burke Mills does not guarantee any debt for its joint venture. Financial information for Fytek is as follows:

                                BURKE MILLS, INC.
                 Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 13 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------

                                         STATEMENT OF INCOME
                                    (In thousands of U.S. dollars)
                                              (Unaudited)
                                   3rd Quarter              Nine Months
                                   -----------              -----------
                                  2005      2004           2005     2004
                                  ----      ----           ----     ----
Net Sales                        $         $ 361                  $1,430
Gross Profit (Loss)                         (112)                   (285)
Loss from continuing operations             (276)                   (446)
Loss from discontinued operations  (85)      -0-          (367)      -0-
Loss before taxes                           (276)                   (446)
Provision (credit) for income tax   21       (87)           (2)     (145)
                                 ------    ------       -------   -------
 Net Loss                        $(106)    $(189)        $(365)   $ (301)
                                 ======    ======       =======   =======

                                          BALANCE SHEET
                                 (In thousands of U.S. dollars)
                                          (Unaudited)
                                   September          September
                                     2005               2004
                                   --------           --------
     ASSETS
Current assets                       $246              $  788
Non-current assets                     48                 468
                                    ------             ------
  Total Assets                       $294              $1,256
                                    ======             ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                  $181              $  226
Non-current liabilities               -0-                 -0-
                                    ------             ------
  Total Liabilities                  $181              $  226
Shareholders equity                   113               1,030
                                    ------             ------
Total Liabilities &
   Shareholders' Equity              $294              $1,256
                                    ======             ======


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

In 2004 the Company wrote off equipment with a net book value of $198,000. With the decrease in sales volume and no anticipated business increase in products that will run on the machinery, the machinery was written off as a non-performing asset. No salvage value has been assigned to the machinery, as the Company has no potential buyer. There were no write offs necessary in the first three quarters of 2005.


NOTE 15 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirty-nine week periods ended October 1, 2005, and October 2, 2004.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


EXECUTIVE SUMMARY
-----------------
The Company's major market is supplying packaged dyed yarn for home, contract, automotive upholstery, and home furnishings. The Company's production is on a make-to-order basis.

Five of the Company's customers represent an aggregate of $2.9 million in decreased sales compared to the three quarters of 2004. Two of the customers are bankrupt, one has credit problems, and the other two have sales declines. Although the Company has lost $2.9 million in sales from the above, sales for the three quarters of 2005 are approximately the same as 2004. The Company continues to diversify into other fibers and has added new customers.

In the first part of September the polyester yarn suppliers placed a surcharge of approximately 12% on all polyester yarns. The surcharge was caused by Hurricane Katrina's disruption of the oil refineries in the Gulf Coast area. Chemicals used to produce the polymers are in short supply. It is not known when the surcharge will be removed, or if all of the surcharge will be removed. The Company has increased its price to its customers to offset the cost.

Fuel oil, natural gas, transportation, and any materials that are related to petroleum have increased in price. The Company has also increased its prices to the customer for these items. These price increases to the customers will place them at a further disadvantage to imports.

During the third quarter the Company reduced personnel and other cost by approximately $500,000 annually. These cost reductions will begin to show in the fourth quarter.


Results of Operations - 2005 Compared to 2004
---------------------------------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks          Thirty-Nine Weeks
                                       Ended                     Ended
                                  --------------------    -------------------
                                           Restated                  Restated
                                  Oct. 1    Oct. 2         Oct. 1     Oct. 2
                                   2005      2004           2005       2004
                                   ----      ----           ----       ----
Net Sales                         100.0%    100.0%         100.0%     100.0%
  Cost of Sales                   100.7      99.3           99.5       96.6
                                  ------   ------          ------     ------
  Gross Profit                     (0.7)      0.7            0.5        3.4
  Selling, General, Administrative
     Expenses                       9.7       8.6            8.4        8.9
                                  ------   ------          ------     ------
  Operating Loss                  (10.4)     (7.9)          (7.9)      (5.5)
  Interest Expense                  0.0       0.0            0.0        0.0
  Other (Income) - net              0.0       0.0            0.0        0.1
                                  ------    ------         ------     ------
  Loss before Income Taxes        (10.4)     (7.9)          (7.9)      (5.4)
  Equity in Net Earnings (Loss)
     of Affiliate                   0.0       1.5           (0.1)      (1.1)
  Income Taxes (Credit)             0.0      (1.2)           0.0       (2.0)
                                  ------    ------         ------     ------
Net Loss                          (10.4)%    (5.2)%         (8.0)%     (4.5)%
                                  =======   =======        =======    =======

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                      THIRTEEN WEEKS ENDED October 1, 2005
                COMPARED TO THIRTEEN WEEKS ENDED October 2, 2004

Net Sales
---------
Net sales for the third quarter decreased by 6.4% to $5,769,000 compared to $6,162,000 for the third quarter of 2004. Pounds shipped decreased by 12.8%. Although pounds shipped declined by 12.8%, sales dollars were supported by price increases and a decline in commission sales (the dyeing of yarn owned by the customer).


Cost of Sales and Gross Margin
------------------------------
Cost of goods sold decreased by $309,000 or 5.1%

Cost of materials used decreased by $112,000 or 3.1% primarily due to lower sales volume. A change in sales mix and raw material price increases kept the cost of material from dropping further.

Direct labor cost decreased by 12.2% primarily due to the 12.8% decrease in volume shipped.

Overhead cost decreased by 6.7% primarily as a result of the following:

     a. Production wages (non-direct) decreased by 14.9% as a result of lower volume and a reduction in headcount.

     b. Health claims decreased for the quarter by 36.2%. Although health claims decreased for the quarter, for the nine months health claims increased by 11.9%. It is impossible to predict the frequency or severity of the employees' medical needs.

     c. Depreciation decreased by 9.4% and should continue to be lower unless the Company has large capital expenditures.

     d. The above decreases in cost were somewhat offset by a 29.3% increase in natural gas and fuel oil costs.

As a result of a decrease in sales of 6.4% and a decrease in cost of sales of only 5.1%, the Company incurred a gross loss of .7% compared to a gross profit of .7% in 2004.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses increased by $33,000 or 6.2%. Although various expensed items increased or decreased, the major contributors to the increase in costs were:

     a. A payment of $20,000 to a lender to start their due diligence for a credit line for the Company.

     b.  Accrued $40,000 for severance due to staff reductions.

     c. Increase in travel of $20,000 which included trip to India to source yarns.


Loss Before Provision for Taxes and Equity in Loss of Affiliate
-----------------------------------------------------------------
For the reasons stated in the foregoing, the Company experienced a loss in the third quarter of 2005 of $601,000 compared to a loss in 2004 of $489,000.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                      THIRTEEN WEEKS ENDED October 1, 2005
                COMPARED TO THIRTEEN WEEKS ENDED October 2, 2004

Equity in Net Loss of Affiliate
-------------------------------
The Company's joint venture, Fytek, had a net loss of $106,000 on discontinued operations. The Company's portion of the loss is $53,000, but was not recorded as the investment in affiliate has a zero balance. The Company has received $175,000 in the second quarter as a distribution of cash from the liquidation. The joint venture has few remaining net assets and believes the final liquidation will take place by year end. See note 13.


Provision (Credit) for Income Taxes
------------------------------------
There was no provision or credit provided for income taxes in the third quarter compared to a credit of $76,000 in the third quarter of 2004. See Note 9.


                      THIRTY-NINE WEEKS ENDED OCTOBER 1, 5
               COMPARED TO THIRTY-NINE WEEKS ENDED October 2, 2004

2005 Compared to 2004

Net Sales
--------
Net sales for the nine months were basically equal. Pounds shipped decreased by 2.6%. Although sales were about equal for the nine months, only the first quarter was a strong sales quarter. The second and third quarter sales were less than 2004. The Company's customers continue to experience strong competition in upholstery from imports.


Cost of Sales and Gross Margin
------------------------------
Cost of sales for the nine months increased by $582,000 or 3.1%.

Cost of materials used increased by 4.4% primarily as a result of price increases on polyester yarns and sales mix.

Direct labor decreased by .4% primarily as a result of lower volume of pounds shipped.

Overhead cost increased by 1.9% primarily due to the following:

     a.  Natural gas and fuel oil cost increased by 24.3%

     b. Health claims increased by 11.9% primarily as a result of higher claims in the first and second quarters of 2005. It is impossible to predict the frequency or severity of the employees' medical needs.

     c. Repair and maintenance costs of machinery increased by 29.8% due to some major repairs of dye machinery and the age of the machinery.

The above items aggregated an increase of $287,000.

As a result of an increase of 3.1% in cost of sales, with sales remaining about the same, the Company's gross margin decreased to .5% compared to 3.4% in 2004.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general, and administrative expenses increased by $12,000 or 0.7%. The Company increased its allowance for doubtful accounts by $21,000.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                     THIRTY-NINE WEEKS ENDED OCTOBER 1, 2005
               COMPARED TO THIRTY-NINE WEEKS ENDED October 2, 2004

Selling, General and Administrative Expenses (continued)
--------------------------------------------
In the fourth quarter the Company paid $20,000 to a potential lender to begin its due diligence for a credit line for the Company. Also in the fourth quarter an accrual was made for $40,000 for severance, as the Company reduced personnel.


Gain on Disposal of Assets
--------------------------
The Company sold some of its fully depreciated machinery located at its joint venture in Mexico. The remaining machines will be sold and/or abandoned.


Loss Before Provision for Income Taxes and Equity in Loss of Affiliate
----------------------------------------------------------------------
For the reasons stated in the foregoing, the Company experienced a loss for the nine months of 2005 of $1,545,000 compared to a loss in 2004 of $1,054,000.


Equity in Net Loss of Affiliate
-------------------------------
The Company's joint venture, Fytek, had a net loss of $365,000 on discontinued operations for the three quarters. The Company's portion is $182,500, but only $21,000 was recorded as the investment in affiliate was reduced to zero. The Company received $175,000 in the second quarter as a distribution of cash from the liquidation. The joint venture has few remaining net assets and should be liquidated by year end. See Note 13.


Provision (Credit) for Income Taxes
------------------------------------
There was no provision or credit provided for income taxes in the three quarters of 2005 compared to a credit of $394,000 in 2004. See Note 9.


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

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)
------------------------------------------
The Company recorded a charge for impairment for Investment in Affiliate. The charge for impairment was based on assumptions made by management of the realizable value of the affiliate's assets less the affiliates liabilities compared to the value on the company's balance sheet.


Liquidity and Capital Resources
-------------------------------
The Company financed its operations and capital requirements in 2004 and the three quarters of 2005 through its funds generated from operations.

The Company's ability to generate cash from operating activity is subject to the level of net sales. As discussed earlier, the Company has expanded into other fibers and added customers.

As set forth in the Statement of Cash Flows, funds used by operating activities were $5,000. The funds used reflect the net loss and the increase in accounts receivable and inventory.

Cash used by investing activities was $14,000. The Company used $293,000 for capital expenditures versus $57,000 in the three quarters of 2004. Planned capital expenditures for the year 2005 are $300,000. The sale of Company owned machinery located at Fytek provided $100,000 and proceeds from the liquidation of Fytek provided $175,000.

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

The Company's working capital at October 1, 2005, aggregated $3,033,000 representing a working capital ratio of 2.3 to 1 compared to a working capital at January 1, 2005 of $3,459,000 and representing a ratio of 3.1 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) disclosed the following at October 1, 2005:

         Cash, cash equivalents and receivables...........     $3,523,000
         Current liabilities..............................      2,379,000
                                                                ---------

         Excess of quick assets over current liabilities..     $1,144,000


Forward Looking Statements
--------------------------
Certain statements in this Management's Discussion and Analysis of Financial condition and Results of Operations, and other sections of this report, contain forward-looking statements within the meaning of federal securities laws about the Company's financial condition and results of operations that are based on management's current expectations, beliefs, assumptions, estimates and projections about the markets in which the Company operates. Words such as

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward Looking Statements (continued)
--------------------------
"expects", anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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


Date: November 14, 2005                BURKE MILLS, INC.

                                        By:/s/Humayun N. Shaikh
                                        ------------------------
                                        Humayun N. Shaikh,
                                        Chairman of the Board
                                        (Principal Executive Officer)


Date: November 14, 2005                 By: /s/Thomas I. Nail
                                        -----------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Principal Financial Officer)

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



                                              /s/Humayun N. Shaikh
Date: November 14, 2005                       ---------------------------
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



                                            /s/Thomas I. Nail
Date: November 14, 2005                     ---------------------------
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


                                          /s/Humayun N. Shaikh
Date: November 14, 2005                   ---------------------------
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


                                          /s/Thomas I. Nail
Date: November 14, 2005                   ---------------------------
                                          Thomas I. Nail
                                          President and COO
                                          (Chief Financial Officer)
Page 21