Form 10-K
period 2005-12-31
BURKE MILLS INC
filed 2006-03-29
CIK 15486

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

                            For the Fiscal Year Ended
                                December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Exchange Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if a disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ____ Accelerated Filer ___ Non-accelerated filer X

The aggregate market value of the voting common stock (the registrant has no non-voting equity) held by non-affiliates of the registrant (computed by reference to the average bid and asked price as of the last business day of the registrant's most recently completed second fiscal quarter) was $1,218,602.

The number of shares outstanding of the registrant's only class of common stock as of March 3, 2006 is 2,741,168 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement related to the annual meeting of shareholders of the Company scheduled for May 16, 2006, which is to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS


                                                             Page Number
                                                             -----------
       Item 1 - Business . . . . . . . . . . . . . . . . . . .   4

       Item 1A- Risk Factors.  . . . . . . . . . . . . . . . .   6

       Item 1B- Unresolved Staff Comments. . . . . . . . . . .   6

       Item 2 - Properties . . . . . . . . . . . . . . . . . .   7

       Item 3 - Legal Proceedings. . . . . . . . . . . . . . .   7

       Item 4 - Submission of Matters to a Vote of Security
                Holders. . . . . . . . . . . . . . . . . . . .   7

       Item 5 - Market for the Registrant's Common Equity,
                Related Stockholder Matters, and Issuer
                Purchases Of Equity Securities . . . . . . . .   7

       Item 6 - Selected Financial Data. . . . . . . . . . . .   8-9

       Item 7 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . .   9

       Item 7A- Quantitative and Qualitative Disclosures about
                Market Risk. . . . . . . . . . . . . . . . . .   18

       Item 8 - Financial Statements and Supplementary Data
                (Report of Independent Registered Public
                Accounting Firm) . . . . . . . . . . . . . . .   18-19

       Financial Statements
                Condensed Balance Sheets . . . . . . . . . . .   20
                   December 31, 2005 and January 1, 2005

                Condensed Statements of Operations.  . . . . .   21
                   December 31, 2005, January 1, 2005,
                      and January 3, 2004

                Statements of Changes in
                   Shareholders' Equity. . . . . . . . . . . .   22

                Statements of Cash Flows . . . . . . . . . . .   23
                   December 31, 2005, January 1, 2005,
                      and January 3, 2004


       Notes to Condensed Financial Statements . . . . . . . .   24

       Item 9 - Changes in and Disagreements with Accountants
                Accounting and Financial Disclosure. . . . . .   34

       Item 9A- Controls and Procedures. . . . . . . . . . . .   34

       Item 9B- Other Information. . . . . . . . . . . . . . .   34

       Item 15- Exhibits and Financial Statement Schedules . .   35-36
                  Schedule II Valuation and Qualifying Accounts  35

       Signatures. . . . . . . . . . . . . . . . . . . . . . .   36-37

       Exhibit Table . . . . . . . . . . . . . . . . . . . . .   38

       Exhibit 14 Code of Ethics . . . . . . . . . . . . . . .   39

       Certifications. . . . . . . . . . . . . . . . . . . . .   40-42

                                BURKE MILLS INC.
                                     PART I

ITEM 1 - BUSINESS
------------------
   (a) General Development of Business - During 2005 the Company's general development of business consisted of continuing to expand its product line to other fibers, development of specialty products, reducing cost, and strengthening its balance sheet.

   During 2005, the Company added new customers but continued to experience a decline in sales to existing customers due to competition from imports and erosion in customers' credit. It also implemented cost cutting measures mainly through personnel reductions in the third quarter, and entered into a line of credit agreement in the fourth quarter.

   (b) Financial Information about Industry Segments - The Company had only one industry segment during the fiscal year ended December 31, 2005.

   (c) Narrative Description of Business - The Company is engaged in texturing, winding, dyeing, processing and selling of cotton, nylon, rayon, filament, novelty and spun yarns, and in the dyeing and processing of these yarns for others on a commission basis.

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

   The methods of distribution of the Company's products consist of the efforts of the Company's sales force which makes contact with existing and prospective customers. The Company markets its products throughout the United States, Caribbean Basin, Mexico and Canada, with the bulk of the business being primarily in the eastern United States, through three salesmen employed directly by the Company on salary and a number of commissioned sales agents working on various accounts.

   The dollar amount of backlog of unshipped orders as of December 31, 2005 was $2,149,000 and as of January 1, 2005 was $2,090,000. Generally, all orders in backlog at the end of a year are shipped the following year. The backlog has been calculated by the Company's normal practice of including orders which are deliverable over various periods and which may be changed or canceled in the future.

   The most important raw materials used by the Company are unprocessed raw yarn, dyes and chemicals. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier.

   With respect to the practices of the Company relating to working capital items, the Company generally arries enough inventory for approximately 42 days. On average the Company turns its inventory approximately 7 to 9 times each year. The Company meets its delivery schedules on a consistent on-time basis, and has a ready supply of raw materials from suppliers. For the fiscal year ended December 31, 2005 approximately 5% of the Company's sales were from dyeing and processing of yarn for customers who supplied the yarn. The Company does not allow customers to return merchandise except where the merchandise is defective. The Company rarely extends payment terms to its customers beyond sixty (60) days and has experienced no significant problems in collecting its accounts receivable. The Company believes that industry practices are very similar to that of the Company in regard to these matters.

                            BURKE MILLS, INC. PART I

------------------------------
   Substantially all of the Company's manufacturing operations are run by electrical energy purchased from local utility companies, and fuel oil or natural gas is used to heat the premises and fuel the boilers. The Company has not experienced any shortages in electricity, oil or gas during the fiscal year, and has made no other arrangements for alternate sources of energy. While energy related difficulties are not expected to prevent the Company from achieving desired production levels, energy shortages of extended duration could have an adverse impact on operations.

   The Company has established a recycling program for its major waste items: yarn, cardboard, plastic tubes and cleaning fluid.

   The Company believes its manufacturing operations are in compliance with all presently applicable federal, state and local legislative and administrative regulations concerning environmental protection; and, although it cannot predict the effect that future changes in such regulations may have, particularly as such changes may require capital expenditures or affect earnings, it does not believe that any competitor subject to the same or similar regulations will gain any significant and competitive advantages as a result of any such changes. Compliance by the Company during the fiscal year ended December 31, 2005 with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings, or the competitive position of the Company.

   During 1996 in connection with a bank loan to the Company ecured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and continues to move toward a solution of natural attenuation. The cost of monitoring is approximately $11,000 per year.

   On January 30, 2006, the Company had 149 employees. The Company's yarn division is its only division. During the fiscal year ended December 31, 2005 sales to two customers, Quaker Fabric Corporation and Culp Weaving, exceeded ten percent of the Company's revenue. Quaker Fabric Corporation was 15.9% of total revenues in 2005, 20.7% in 2004, and 25.5% in 2003. Culp Weaving was 11.8% of total revenues in 2005, 11.8% in 2004, and 9.7% in 2003. The loss of either customer would have a material adverse effect on the Company in the short run, but the Company believes that it would be able to replace the business within a reasonable time.

   The company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operations in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. In 2005 the Company and its joint venture partner continued liquidation of Fytek. The Company has received approximately $325,000 cash distribution through year end 2005. Burke Mills does not guarantee any debt for its joint venture.

   (d) Financial Information about Geographic Areas. For each of the last three fiscal years of the Company, revenues of the Company from customers outside the U.S. are as follows:

                            BURKE MILLS, INC. PART I

                                   2005            2004              2003
    Country of
      Domicile -  U.S.         $24,910,000     $24,612,000       $23,563,000
                  Mexico           115,000          67,000           272,000
                  Canada            15,000          15,000               -0-
                  Honduras         155,000         406,000           980,000
                  Barbados          11,000             -0-               -0-
                  Turkey               -0-           1,000               -0-
                  Hong Kong         47,000          33,000               -0-
                               -----------     -----------       -----------
       Total..........         $25,253,000     $25,134,000       $24,815,000

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

   (e) Available Information. No report required.

   (f) Reports to Securities Holders. No report required.

   (g) Enforceability of Civil Liabilities Against Foreign Persons. No report required.


ITEM 1A. RISK FACTORS
---------------------
Risk factors applying to the Company and its business are as follows:

   (a) The textile market in the United States has been in substantial decline for at least the past ten years due to fibers, fabrics and apparel being imported from foreign countries where manufacturers can produce the product at much lower cost than in the United States, primarily because of much lower labor costs. The problem has been exacerbated by free trade agreements and particularly the reluctance of the Federal Government to impose duties upon foreign products where the foreign government in effect subsidizes production o products. The Company, whose ustomers are in the textile business, as a yarn processor is faced with a shrinking customer base, as well as the price pressures due to imports faced by the Company's customers. The Company's customer base has been declining as some of its customers close, go into bankruptcy or are bought out by other entities.

   (b) The Company is a relatively small player in a large market. Many of the Company's competitors are divisions or segments of larger or diversified entities with far greater financial resources than those of the Company.

   (c) The last fiscal year in which the Company made a profit was the fiscal year ended December 29, 2001. For each fiscal year since that year, the Company has had a net loss.

( d) Sales of the Company for the fiscal year ended December 29, 2001 were $37,194,240.00. Sales have declined since that year, dropping to $24,814,941.00 for the fiscal year ended January 3, 2004. Sales for the last fiscal year of the Company just ended were $25,143,775.00.

   (e) The market for the commons stock of the Company is not favorable. During 2005, the stock of the Company was bid at a high bid of $1.30 per share and steadily declined through the year to close the year at a high bid of $0.60 per share.


ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------
No report required.

                            BURKE MILLS, INC. PART I

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

The approximate maximum capacity in pounds per year of the Company's machinery and equipment, based upon operating the machinery and equipment seven (7) days per week fifty (50) weeks per year, and the approximate percentage of utilization thereof during the fiscal year ended December 31, 2005 are as follows:

                              Pounds/Year 2005
     Department                  Capacity         Utilization
     ----------                  --------         -----------
     Winding Machines            21,961,000           9%
     Texturing Machines             816,000          27%
     Dyeing Equipment            25,800,000          35%


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


                                     PART II
                                   ----------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------------------------------------
   (a) The principal United States (or other) market in which the Company's common stock is being traded is the over-the-counter market. The stock is quoted in the Nasdaq Over-The-Counter Bulletin Board quotations system under the symbol BMLS.OB. The range of high and low bid quotations for the Company's common stock for each quarterly period during the past two years ended December 31, 2005, and on the latest practicable date (as obtained from Commodity Systems, Inc.) is as follows:

                           BURKE MILLS, INC. PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)
-----------------------------------------------------------------------
             Quarter Ending
                 2005                 High Bid         Low Bid
             --------------           --------         -------
               March 31                $1.30            $0.80
               June 30                 $1.65            $0.61
               September 30            $1.15            $0.85
               December 31             $1.15            $0.57

             Quarter Ending
                 2004                 High Bid         Low Bid
             --------------           --------         -------
               March 31                $1.29            $1.01
               June 30                 $1.60            $1.06
               September 30            $1.50            $1.26
               December 31             $1.50            $1.10

               February 2, 2006        $0.65            $0.65

   Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(   b) As of February 2,  2006 there  were 324  holders of  record of the common stock of the Company.

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
                                    (in thousands except per share data)
                                                Years Ended
                                  ----------------------------------------
                                 Dec. 31   Jan. 1   Jan. 3   Dec. 28   Dec. 29
                                  2005      2005     2004     2002      2001
                                  ----      ----    -----     ----      ----
SELECTED INCOME STATEMENT DATA
  Net Sales                     $25,253   $25,134  $24,815   $29,990   $37,194
  Cost of Sales                  25,144    24,546   24,237    27,968    33,711
                                -------   -------  -------   -------   -------
  Gross Profit                  $   109   $   588  $   578   $ 2,022   $ 3,483
                                -------   -------  -------   -------   -------
  Income (loss) before income
     taxes                      $(1,922)  $(2,106) $(2,222)  $  (641)  $   487
  Income Taxes (credit)             -0-      (399)    (638)     (322)      172
                                --------  -------- --------  --------  -------
  Net Income (loss)             $(1,922)  $(1,707) $(1,584)  $  (319)  $   315
                                ========  ======== ========  ========  =======
  Per Share (Note A)
    Net income (loss)           $  (.70)  $  (.62) $  (.58)  $  (.12)  $   .11
                                ========  ======== ========  ========  =======
Page 8

                            BURKE MILLS, INC. PART II

-------------------------------------------
  Cash dividends declared
         Per common share        None      None      None      None      None
                                =======   =======   =======   =======   ======
  Weighted average number
    of common shares outstanding  2,741     2,741     2,741     2,741    2,741
                                 ======   =======   =======   =======   ======

SELECTED CASH FLOW DATA
  Capital expenditures          $   312   $    72   $   127   $   888   $   388
                                =======   =======   =======   =======   =======
  Depreciation                  $ 1,674   $ 1,779   $ 2,010   $ 2,055   $ 2,203
                                =======   =======   =======   =======   =======

SELECTED BALANCE SHEET DATA
  Current assets                $ 4,728   $ 5,135   $ 4,445   $ 8,670   $10,132
  Current liabilities             1,630     1,676     1,181     2,482     3,322
                                -------   -------   -------   -------   -------
  Working capital               $ 3,098   $ 3,459   $ 3,264   $ 6,188   $ 6,810
                                =======   =======   =======   =======   =======
  Current ratio                    2.89      3.06      3.76      3.49      3.05
                                   ====      ====      ====      ====      ====
  Total assets                  $ 9,504   $11,472   $13,078   $20,225   $22,803
                                =======   =======   =======   =======   =======
  Long-term debt                $   -0-   $   -0-   $   -0-   $ 2,920   $ 4,098
                                =======   =======   =======   =======   =======
  Net deferred tax liability    $   -0-   $   -0-   $   394   $ 1,735   $ 1,977
                                =======   =======   =======   =======   =======
  Shareholders' equity          $ 7,874   $ 9,796   $11,503   $13,088   $13,406
                                =======   =======   =======   =======   =======

(A) Income per share has been computed based on the weighted average number of common shares outstanding during each period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

EXECUTIVE SUMMARY
-----------------
The Company's major market is supplying packaged dyed yarn to knitters and weavers for apparel, home furnishings, home upholstery, automotive upholstery, contract upholstery and some specialty products.

The company continued to add customers in 2005, as it diversified into other fibers. New customers added in 2004 also accounted for more sales. Although the Company has added new customers for the last two years, sales remain about the same as older customers' sales have declined. The three major reasons for their decline are credit problems, bankruptcies, and competition from imports. The Company believes that there will be a continuing decline in demand for domestically made furniture due to increased imports, and that the Company's sales into that market will follow the decline.

In September 2005 the polyester yarn suppliers placed a surcharge of approximately 12% on all polyester yarns. The surcharge was caused by Hurricane Katrina's disruption of the oil refineries in the Gulf Coast area that produced the chemicals used to produce polyester. The surcharge was removed in stages during the fourth quarter, but was replaced with a price increase in January 2006 of approximately 4%. Another price increase of approximately 4.5% went into effect on March 1, 2006. The Company adjusted its pricing accordingly to its customers for the surcharge and the price increases.

In September 2005 the Company also had a general price increase to help offset the increased cost of natural gas, fuel oil, transportation and other materials that are related to petroleum.

                            BURKE MILLS, INC. PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
EXECUTIVE SUMMARY (continued)
-----------------------------
During the third quarter, the Company reduced personnel and other cost by approximately $500,000 annually.

On December 1, 2005 the Company obtained a line of credit up to $5,000,000 based on a percentage of accounts receivable and inventory.

In the fourth quarter the remaining machines at the Company's joint venture, Fytek, were sold for $105,000.

The Company's balance sheet remains strong with no long-term debt.

The following table sets forth selected operating data of the Company as percentages of net sales for the periods indicated.

                                        Relationship to Total Revenue
                                             For the Year Ended
                                       ------------------------------
                                        Dec. 31     Jan. 1     Jan. 3
                                          2005       2005       2004
                                        -------    -------    -------
Net Sales                                100.0%     100.0%     100.0%
Cost of Sales                             99.6       97.7       97.7
                                        -------    -------    -------
Gross profit margin                        0.4        2.3        2.3

Selling, general, administrative           8.0       10.0       10.8
                                        -------    -------    -------
Operating loss                            (7.6)      (7.7)      (8.5)
Other income                               0.3        0.1        0.4
Other expenses                             0.0        0.0       (0.6)
                                        -------    -------    -------
Loss before income taxes and
  net equity in affiliates                (7.3)      (7.6)      (8.8)
Income taxes (credit)                      0.0       (1.6)      (2.6)
                                        -------    -------    -------
                                          (7.3)      (6.0)      (6.2)
Equity (Loss) in Net Earnings
  Of Affiliate                            (0.3)      (0.8)      (0.2)
                                        -------    -------    -------
Net Loss                                  (7.6)%     (6.8)%    (6.4)%
                                        =======    =======    =======


                  Results of Operations: 2005 Compared to 2004
                  --------------------------------------------
Net Sales
----------
Net sales for 2005 increased to $25.3 million from $25.1 million or .4%. During the year the Company continued to expand into other fibers and added customers. Customers added during 2004 also contributed to the increase in sales. Although the Company added new customers for the last two years, sales remained about the same as older customer's sales have declined. Five customers accounted for a decrease in sales of $3.1 million. The major reasons for their decrease in sales are bankruptcy, credit problems, and competition from imports. The Company also passed the price increases on polyester yarn to its customers as price increases.

Cost of Sales and Gross Margin
-------------------------------
Total cost of sales increased $598,000 or 2.4%.

Material cost increased by 4.2% mainly as a result of price increases on polyester yarns and sales mix.

                            BURKE MILLS INC. PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
            Results of Operations: 2005 Compared to 2004 (continued)
            --------------------------------------------------------
Cost of Sales and Gross Margin (continued)
-------------------------------------------
In September 2005 the polyester yarn suppliers placed a surcharge of approximately 12% on all polyester yarns. The surcharge was caused by Hurricane Katrina's disruption of the oil refineries in the Gulf Coast area that produced the chemicals used to produce polyester. The surcharge was removed in stages during the fourth quarter, but was replaced with a price increase in January 2006 of approximately 4%. The Company adjusted its pricing accordingly to its customers for the surcharge and the January increase. Another price increase was announced for March 2006 of approximately 4.5%.

Direct labor decreased by 2.2% mainly due to sales mix and better management of labor cost.

Manufacturing overhead cost increased by 1.5% primarily as a result of the following:

(a) Natural gas and fuel oil cost increased 23.6% due to the increased market price of petroleum products. The Company cannot predict the direction of the fuel oil price for 2006.

(b) Repair and maintenance of machinery and equipment increased by 15.8% due to some major repairs of dye machinery and the age of the other machinery.

(c) Health claims increased by 8.9% primarily as a result of higher claims in the first and second quarters of 2005. It is impossible to predict the frequency or severity of the employees' medical needs.

(d) Water increased by 11.8% primarily due to a 5% increase in water rates effective in July 2005, and an increase in dyeing of cotton fiber which requires more water in the process.

The above cost increases were somewhat offset by the following:

(a) Production wages (non-direct) decreased by 5.4% primarily due to cost reduction program initiated in the third quarter of 2005.

(b) Depreciation decreased by 6.2% and should continue to decrease unless the Company makes large capital expenditures.

As a result of an increase in sales of .4%, and an increase in cost of sales of 2.4%, the Company's gross margin decreased to .4% compared to 2.3% in 2004.

Selling, General and Administrative Expenses
-------------------------------------------
Selling, general and administrative expenses decreased by 5.3% primarily due to the elimination of the factoring charges of $102,000 and cost reduction program in the third quarter of 2005.

Gain on Disposal of Property Assets
-----------------------------------
The Company sold its fully depreciated machinery located at its joint venture in Mexico. In the first quarter of 2005 the Company received $101,000, and in the fourth quarter received $105,000 from the sale of this machinery.

Equity in Net Loss of Affiliate
-------------------------------
The Company's joint venture, Fytek, had a net loss of $464,000 on discontinued operations. The Company's portion of the loss is $232,000, but only $21,000 was recorded as the investment in affiliate was reduced to zero. The Company received $175,000 in the second quarter of 2005 as a distribution of cash from the liquidation.

                            BURKE MILLS INC. PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
            Results of Operations: 2005 Compared to 2004 (continued)
            --------------------------------------------------------
Provision (Credit) for Income Taxes
----------------------------------
There was no provision or credit for income taxes in 2005 compared to a net credit of $399,000 in 2004. See Note 8 - Income Taxes.

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

Recent Accounting Pronouncements
--------------------------------
In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. FSP FAS No. 109-1 has had no impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes adoption of SFAS No. 151 will not have a material effect on our financial position, results of operations or cash flows.

                            BURKE MILLS, INC. PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Recent Accounting Pronouncements (continued)
--------------------------------------------
In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do no have commercial substance. SFAS No. 153 is effective for the Company as of January 1, 2005. The Company will apply the requirements of SFAS No. 153 when such an exchange occurs.

In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." Statement 123 (revised) replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for years beginning after June 15, 2005. SFAS No. 123 will have no affect on the Company as the Company has no share-based payments, and the Board does not anticipate any share-based payment programs.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles, and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in net income in the period of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company is currently reviewing SFAS 154, and at the current time does not believe that SFAS 154 will have a material impact on the financial position, results of operations or cash flows.

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

Credit for Income Taxes
----------------------
The Company recorded a credit of $399,000 for income taxes on a net loss before taxes of $2,107,000. This compares to a net credit of $638,000 in 2003 for a net loss before taxes of $2,223,000. See Note 8 - Income Taxes.

                            BURKE MILLS INC. PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

                Results of Operations 2005 - 2003 Sales Analysis
                -------------------------------------------------
The table below sets forth an analysis of sales volume for the period 2003 to 2005, inclusive. Unit prices for commission sales have varied based on mix and market conditions.

The increase in full yarn average sales prices is a result of price increases and sales mix.

                                                    % of       Sales $
                                     % of         Pounds of    Per
                                   Net Sales      Yarn Sold    Pound
                                   ---------      ---------    -------
2005:
     Yarn sales                       96%            95%       $2.68
     Commission sales                  4%             5%       $2.54
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
2004:
     Yarn sales                       94%            93%       $2.54
     Commission sales                  6              7        $2.43
                                     ----           ----
            Total                    100%           100%
                                     ====           ====
2003:
     Yarn sales                       97%            97%       $2.61
     Commission sales                  3              3        $2.78
                                     ----           ----
            Total                    100%           100%
                                     ====           ====

Liquidity and Capital Resources
-------------------------------
In 2005 and 2004 the Company financed its operations with funds generated from its operations.

The Company's ability to generate cash from its operating activities is subject to the level of net sales. As discussed earlier, the Company continues to expand into other fibers and add customers.

As set forth in the Statement of Cash Flows, funds provided by operating activities were $34,000. The funds provided reflect the net loss and a decrease in accounts receivable and inventory.

The Company had net inventories of $1,684,000 at December 31, 2005, and averaged $1,843,000 for 2005. The Company has improved inventory turns from 5 in 2000 to
7.5 in 2004, and to 8.5 in 2005.

During the first quarter of 2005, the Company moved its factored accounts receivable in-house, eliminating its factoring agreement. Cash flow from accounts receivable has improved since it was moved in-house. The Company has saved approximately $103,000 from elimination of the factor's charges.

Cash provided by investing activities was $75,000. The Company used $312,000 for capital expenditures versus $72,000 in 2004. Planned capital expenditures for 2006 are approximately $150,000. The sale of company owned machinery located at Fytek provided $212,000, and proceeds from the liquidation of Fytek provided $175,000. The $387,000 received for the sale of machinery and the liquidation of Fytek was a one time occurrence and will not repeat in 2006.

                            BURKE MILLS INC. PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Liquidity and Capital Resources (continued)
--------------------------------------------
Although the Company has not used a credit line in about two years, it entered into an agreement on December 1, 2005 for a line of credit. The Company had no debt under the line of credit at year-end, and the unused line of credit was approximately $2,100,000. See Note 6 Line of Credit.

The Company's working capital at December 31, 2005 decreased by approximately $361,000 primarily as a result of a decrease in accounts receivable and inventory. The working capital of the Company and its line of credit are deemed adequate for the operational needs of the Company. The following table sets forth the Company's working capital and working capital ratios as of the close of the last three years:

                                      2005         2004         2003
                                      ----         ----         ----
     Working Capital               $3,098,000   $3,459,000   $3,264,000
     Working Capital Ratio          2.89 to 1    3.06 to 1    3.76 to 1


As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) discloses the following at December 31, 2005 and January 1, 2005:

                                     December 31       January 1
                                       2005              2005
                                       ----              ----
     Cash, cash equivalents
         and receivables            $2,995,000        $3,381,000
     Current liabilities             1,630,000         1,676,000
                                    ----------        ----------

     Excess of quick assets
         over current liabilities   $1,365,000        $1,705,000
                                    ==========        ==========
     Quick Ratio                     1.83 to 1         2.02 to 1

Contractual Obligations
-----------------------
The following is a summary of the Company's known contractual obligations as of the latest fiscal year end on December 31, 2005.

                                          Payments due by period
                                 ----------------------------------------------
                                    Less                               More
                                    than 1      1-3         3-5        than 5
                         Total      year        years       years      years
                         ------     ------      ------      -----      -----
Contractual Obligations

Long-Term Debt
   Obligations         $ -0-        $ -0-       $ -0-       $ -0-      $ -0-

Capital Lease
   Obligations         $ -0-        $ -0-       $ -0-       $ -0-      $ -0-

Operating Lease
   Obligations         $   92,000   $  57,000   $ 35,000    $ -0-      $ -0-

Purchase Obligations/
   Commitments         $1,308,000   $1,308,000  $ -0-       $ -0-      $ -0-

                            BURKE MILLS INC. PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Contractual Obligations (continued)
-----------------------------------
                                            Payments due by period
                                    -------------------------------------------
                                     Less                                More
                                     than 1      1-3         3-5         than 5
                        Total        year        years       years       years
                        ------       ------      -----       -----       -----
Raw Material Purchase
   Obligations(1)      $24,000,000  $4,500,000  $9,500,000  $10,000,000  $ -0-

Other Long-Term Liabilities
   Reflected under GAAP on
   the Company's Balance
   Sheet               $  -0-       $  -0-      $ -0-       $ -0-        $ -0-

TOTAL                  $25,400,000  $5,865,000  $9,535,000  $10,000,000  $ -0-

(1)Estimated obligations that will change with demand.

Environmental Matters
---------------------
During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and continues to move toward a solution of natural attenuation. The cost of monitoring is approximately $11,000 per year.

Inflation
----------
The Company is experiencing increased costs for property and liability insurance and in officer and director insurance as a result of inflationary insurance markets, which were also negatively impacted from the events of September 11, 2001 and recent accounting scandals.

The healthcare cost for reinsurance has increased as well as health claims per employee.

The Company's fuel oil and natural gas prices have increased over the last three years.

Textured polyester yarns increased by approximately 24% in 2005. Also, in January 2006 some major suppliers of natural yarn announced price increases of approximately 5% to 10%.

Forward Looking Statements
---------------------------
Certain statements in this Management's Discussion and Analysis of Financial condition and Results of Operations, and other sections of this report, contain forward-looking statements within the meaning of federal securities laws about the Company's financial condition and results of operations that are based on management's current expectations, beliefs, assumptions, estimates

                            BURKE MILLS INC. PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
-------------------------------------------------------------------
Forward Looking Statements (continued)
---------------------------------------
and projections about the markets in which the Company operates. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
The Company has not purchased any material instruments or entered into any arrangements resulting in market risk to the Company for trading purposes or for purposes other than trading purposes. The Company had no long-term debt during the fiscal year ended December 31, 2005.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Burke Mills, Inc.

We have audited the accompanying balance sheet of Burke Mills, Inc. (the "Company") as of December 31, 2005 and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. The Company's audit also included the financial statement Schedule II listed in
Item 15. "Exhibits and Financial Statement Schedules". These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinioin on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not

                            BURKE MILLS INC. PART II

----------------------------------------------------------------
Report of Independent Registered Public Accounting Firm (continued)

required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/Scott McElveen
Columbia, South Carolina
January 27, 2006, except for Note 16 as to which the date is March 21, 2006.
-------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Burke Mills, Inc.

We have audited the accompanying balance sheets of Burke Mills, Inc. as of January 1, 2005 and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended January 1, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burke Mills, Inc. at January 1, 2005, and the results of its operations and its cash flows for each of the two years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/BDO SEIDMAN LLP
High Point, North Carolina
February 4, 2005

                                BURKE MILLS, INC.

                                 BALANCE SHEETS

                                               December 31     January 1
                                                  2005            2005
                                               -----------     ---------
             ASSETS
Current Assets
  Cash and cash equivalents                    $   425,812    $   316,745
  Accounts receivable                            2,568,838      3,064,365
  Inventories                                    1,684,132      1,640,983
  Prepaid expenses and other current assets         49,413        112,580
                                               -----------    -----------
Total Current Assets                             4,728,195      5,134,673
                                               -----------    -----------

Equity Investment in Affiliate                        -0-         196,300
                                               -----------    -----------
Property, plant & equipment - at cost           28,085,778     29,848,475
  Less: accumulated depreciation                23,326,789     23,724,193
                                               -----------    -----------
       Property, Plant and Equipment- Net        4,758,989      6,124,282
                                               -----------    -----------
Other Assets                                        16,575         16,575
                                               -----------    -----------
Total Assets                                   $ 9,503,759    $11,471,830
                                               ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $ 1,434,169    $ 1,465,630
  Accrued salaries and wages                        69,272         72,447
  Other liabilities and accrued expenses           126,303        137,537
                                               -----------    -----------
Total Liabilities                              $ 1,629,744    $ 1,675,614
                                               -----------    -----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                        1,809,171      1,809,171
  Paid-in capital                                3,111,349      3,111,349
  Retained earnings                              2,953,495       4,875,696
                                               -----------     -----------
         Total Shareholders' Equity              7,874,015       9,796,216
                                               -----------     -----------
                                               $ 9,503,759     $11,471,830
                                               ===========     ===========

The accompanying notes are an integral part of these financial statements.

                                BURKE MILLS, INC.

                            STATEMENTS OF OPERATIONS

                                              Years Ended
                                 ----------------------------------------
                                 December 31    January 1      January 3
                                    2005          2005           2004
                                 -----------   -----------    -----------
Net Sales                       $25,252,600    $25,133,683    $24,814,941
---------

   Cost of sales                 25,143,775     24,546,085     24,237,006
                                -----------    -----------    -----------
   Gross Profit                     108,825        587,598        577,935

   Selling, general and
       administrative expenses    2,226,739      2,350,520      2,400,335
   (Gain) loss on disposal of
    property assets                (208,989)       154,353        276,468
                                -----------    -----------    -----------
Operating Loss                   (1,908,925)    (1,917,275)     (2,098,868)
                                -----------    -----------    -----------
Other Income
  Interest income                     6,100          2,788         24,030
  Other, net                          2,308         33,811         67,720
                                -----------    -----------    -----------
      Total Other Income              8,408         36,599         91,750
                                -----------    -----------    -----------
Other Expenses
  Interest expense                      370          1,263         91,176
  Other, net                            -0-         17,790         64,944
                                -----------    -----------    -----------
Total Other Expenses                    370         19,053        156,120
                                -----------    -----------    -----------

Loss Before Benefit of
   Income Taxes and Equity
   in Loss of Affiliate          (1,900,887)    (1,899,729)    (2,163,238)

Income Tax Benefit                      -0-       (399,478)      (638,200)
                                -----------    -----------    -----------
Loss before Equity in Net
  Loss of Affiliate              (1,900,887)    (1,500,251)    (1,525,038)

Equity in Net Loss of
    Affiliate                       (21,314)      (206,892)       (59,095)
                                -----------    -----------    -----------
Net Loss                        $(1,922,201)   $(1,707,143)   $(1,584,133)
                                ===========    ============   ============

Basic
Net Loss per share              $     (.70)    $      (.62)   $      (.58)
                                ===========    ============   ============

Weighted Average Common
  Shares Outstanding             2,741,168       2,741,168       2,741,168
                                ===========    ============   ============


The accompanying notes are an integral part of these financial statements.

                                BURKE MILLS, INC.

                              STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                            FOR THE THREE YEARS ENDED
                                DECEMBER 31, 2005

                                                                    Total
                     Shares     Common      Paid-In      Retained   Shareholders
                     Issued     Stock       Capital      Earnings   Equity
                     ------     ------      -------      --------   ------------
 Balance at
 Dec. 28, 2002     2,741,168  $1,809,171   $3,111,349   $8,166,972  $13,087,492

Net Loss
 for the year ended
 Jan. 3, 2004          -          -          -          (1,584,133)  (1,584,133)
                    ----------  ----------  ----------  -----------  -----------
Balance at
 Jan. 3, 2004      2,741,168  $1,809,171   $3,111,349   $6,582,839   $11,503,359

Net Loss
 for the year ended
 Jan. 1, 2005          -       -            -           (1,707,143)  (1,707,143)
                   ----------  ----------  ----------   -----------  -----------
Balance at
 Jan. 1, 2005      2,741,168  $1,809,171   $3,111,349   $4,875,696   $9,796,216

Net Loss
 for the year ended
 Dec. 31, 2005          -      -            -           (1,922,201)  (1,922,201)
                   ----------  ----------  ----------   -----------  -----------
Balance at
 Dec. 31, 2005     2,741,168  $1,809,171   $3,111,349   $2,953,495   $7,874,015
                   ========== ==========   ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                                BURKE MILLS, INC.

                            STATEMENTS OF CASH FLOWS

                                                      Years Ended
                                           -----------------------------------
                                           Dec. 31        Jan. 1      Jan. 3
                                             2005          2005        2004
                                          -----------  ----------- -----------
Cash flows from operating activities:
  Net loss                               $(1,922,201)  $(1,707,143) $(1,584,133)
                                         ------------  ------------ ------------
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                          1,674,433     1,779,135    2,010,674
     Allowance for doubtful accounts           3,253           -0-          -0-
     (Gain) loss on sales of plant &
         equipment, including loss on
         disposals                          (208,989)      154,353      276,468
     Provision for impairment of
         inventory                          (126,115)       54,084       96,000
     Deferred income taxes                       -0-      (394,000)    (638,200)
     Loss in net earnings of affiliate        21,314       206,892       59,095
Changes  in  assets  and  liabilities:
     Accounts receivable                     492,274      (699,081)     (96,195)
     Inventories                              82,966       185,410      119,386
     Prepaid expenses & other current
        assets                                63,167       (59,947)      61,367
     Accounts payable                        (31,461)      593,935     (225,436)
     Accrued salaries & wages                (20,575)       35,797      (46,798)
     Other liabilities & accrued expenses      6,166         6,725        7,817
                                          -----------   -----------  -----------
Total adjustments                          1,956,433     1,863,303    1,624,178
                                          -----------   -----------  ----------
Net cash provided by operating activities     34,232       156,160       40,045
                                          -----------   -----------  -----------
Cash flows from investing activities:
  Acquisition of property, plant
      and equipment                         (312,127)      (72,267)    (127,456)
  Proceeds from sales of plant
      and equipment                          211,977        77,316          -0-
  Proceeds from Investment in Affiliate      174,985       149,988          -0-
                                          -----------   -----------   ----------
Net cash provided (used) by
      investing activities                    74,835       155,037     (127,456)
                                          -----------   -----------   ----------

Cash flows from financing activities:
  Net proceeds from revolving credit line        -0-           -0-      141,514
  Principal payments of long-term debt           -0-           -0-   (4,098,214)
  Net payments to revolving credit line          -0-      (141,514)         -0-
                                          -----------   -----------  -----------
Net cash used by financing activities            -0-      (141,514)  (3,956,700)
                                          -----------   -----------  -----------
Net increase (decrease) in cash and
  cash equivalents                           109,067       169,683   (4,044,111)
Cash & cash equivalents at beginning
  of year                                    316,745       147,062    4,191,173
                                          -----------   -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR  $  425,812    $   316,745  $  147,062
                                          ===========   ===========  ===========



The accompanying notes are an integral part of these financial statements.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Accounting Period. The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal years 2004 and 2005 ended on January 1 and December 31, respectively. The two fiscal years consisted of 52 weeks. Fiscal year 2003 ended on January 3, 2004 and consisted of 53 weeks.

Revenue Recognition. Revenues from sales are recognized at the time shipments are made to the customer. Sales terms are FOB Burke Mills, Inc. unless otherwise specified. Related shipping and handling costs are included in cost of sales.

Cost of Sales. All manufacturing, quality control, inbound freight, receiving, inspection, purchasing, planning, warehousing of raw, in-process and finished inventory, outbound freight and internal transfer costs are included in the cost of sales.

Selling, general and administrative. Includes cost related to the selling process, accounting, information services, and corporate offices.

Cash and Cash Equivalents. For the purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, deposits in banks, and all highly liquid debt instruments with a maturity of three months or less when purchased. At December 31, 2005, the Company had cash deposits in excess of federally insured limits in the approximate amount of $217,000.

Accounts Receivable. Substantially all of the Company's accounts receivable are due from manufacturers in the furniture, contract, automotive upholstery and apparel industries. The Company grants credit to customers and generally does not require collateral. Management continuously performs credit evaluations of its customers, considering numerous inputs including past payment history, financial condition, operating performance, and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the financial statement, it is possible that the Company could experience unexpected credit losses.

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

         Buildings                           15 - 45 years
         Buildings and land improvements     5 - 20 years
         Plant machinery and equipment       5 - 17 years
         Office equipment                    5 - 10 years
         Automotive equipment                3 -  5 years
         Computer equipment                  3 -  5 years

Accounting for Possible Impairment of Long-lived Assets. Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------
Accounting for Possible Impairment of Long-lived Assets (continued)

flows expected to result from the use of these assets and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

In 2004 and 2003 the Company wrote off equipment with net book values of $198,000 and $268,000 respectively. With the decrease in sales volume and no anticipated business increase in products that will run on the machinery, the machinery was written off as a non-performing asset. No salvage value was assigned to the machinery, as the Company had no potential buyer.

Earnings Per Share. Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the respective periods.

Use of Estimates in Preparing Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates are the liability for self-funded health claims, inventory markdowns, allowance for doubtful accounts receivable, and the investment value of affiliates.

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

Financial Instruments. The Company's financial instruments consist primarily of receivables, accounts payable, and accrued expenses. The carrying amounts of receivables, accounts payable, and accrued expenses approximate their fair value because of the short-term maturity of such instruments.

Recent Accounting Pronouncements. In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No.
109. FSP FAS No. 109-1 has had no impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes adoption of SFAS No. 151 will not have a material effect on our financial position, results of operations or cash flows.

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

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46, as revised, did not have any material effect on our financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles, and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in net income in the period of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company is currently reviewing SFAS 154, and at the current time does not believe that SFAS 154 will have a material impact on the financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." Statement 123 (revised) replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for years beginning after June 15, 2005. SFAS No. 123 will have no affect on the Company as the Company has no share-based payments, and the Board does not anticipate any share-based payment programs.

Reclassifications. Certain January 1, 2005 amounts have been reclassified to conform to the December 31, 2005 presentation.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE
----------------------------------------
The Company is engaged in texturing, twisting, winding, dyeing, processing and selling of cotton, polyester, rayon, nylon, and other specialty yarns and in the dyeing and processing of these yarns for others on a commission basis.

With respect to its operations, the Company's products and its services for others on a commission basis are sold and/or performed for customers primarily located in the territorial limits of the United States.

The Company had foreign sales as a percentage of total sales as follows:

                    Country           2005             2004            2003
                    -------           ----             ----            ----
                    Mexico             .46%             .27%           1.10%
                    Canada             .06%             .06%             .0%
                    Honduras           .62%            1.62%           3.95%
                    Barbados           .05%              .0%             .0%
                    Hong Kong          .19%             .13%             .0%
                    Turkey              .0%             .01%             .0%
                                      -----            -----           -----
       Total..........                1.38%            2.09%           5.05%

Other than sales as shown above, the Company had no other sales in foreign markets during the three year period ended December 31, 2005. For the three year period ended December 31, 2005, the Company has operated within a single industry segment with classes of similar products. The principal markets served by the Company are apparel, upholstery, home furnishings, and industrial uses through the knitting and weaving industry.

In connection with sales to major customers, one customer exceeded 10% of the Company's sales during each of the three years ended December 31, 2005, and another customer exceeded 10% of the company's sales for the year ended December 31, 2005 and January 1, 2005. For the purpose of this determination, sales to groups of companies under common control have been combined.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SEGMENTS OF BUSINESS ENTERPRISE (continued)
----------------------------------------------------
         Customer:                   A            B
         --------                   ----         ----
          2005                      15.9%        11.8%
          2004                      20.7%        11.8%
          2003                      25.5%         9.7%

The Company had equipment located in Mexico that was leased to its joint venture Fytek in 2003 and 2004. The company sold the equipment in 2005.


NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable comprise the following:

                                        December 31         January 1
                                          2005                2005
                                          ----                ----
     Due from factor on regular
          factoring account            $      -0-          $2,192,000
     Non-factored accounts receivable   2,572,000             872,000
     Allowance for doubtful accounts       (3,000)                -0-
                                       ----------          ----------
               Total                   $2,569,000          $3,064,000
                                       ==========          ==========

During the first quarter of 2005, the Company moved its accounts receivable in-house, eliminating its factoring arrangement.


NOTE 4 - INVENTORIES
--------------------
Inventories are summarized as follows:

                                     December 31,       January 1,
                                        2005               2005
                                        ----               ----
     Finished & in process           $  853,000        $  944,000
     Raw materials                      614,000           553,000
     Dyes & chemicals                   165,000           195,000
     Other                               76,000            99,000
     Mark-down allowance                (24,000)         (150,000)
                                     ----------        ----------
     Total                           $1,684,000        $1,641,000
                                     ==========        ==========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
Major classifications of property, plant and equipment are as follows:

                              December 31, 2005           January 1, 2005
                              ------------------          ----------------
                                     Accumulated                Accumulated
                            Cost     Depreciation       Cost    Depreciation
                            ----     ------------       ----    ------------
Land                      $  156,425 $       -0-     $  156,425  $       -0-
Land improvements            182,913     126,246        182,913      119,928
Building & improvements    6,389,684   5,246,690      6,385,441    5,121,383
Plant machinery &
    equipment             20,266,886  16,899,874     21,980,038   17,422,409
Office equipment             967,766     948,898        967,766      928,722
Automotive equipment         122,104     105,081        175,892      131,751
                           ---------  ----------     ----------   ----------
Total                    $28,085,778 $23,326,789    $29,848,475  $23,724,193
                         =========== ===========    ===========  ===========
Page 28

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LINE OF CREDIT
-----------------------
The Company has entered into an Accounts Receivable Inventory Financing Agreement (the "Financing Agreement") with The CIT Group/ Commercial Services, Inc. ("CIT"). In addition, the Company signed a Letter of Credit Agreement (the "LOC Agreement") with CIT. Under the terms of the Financing Agreement, CIT may, at its sole discretion, advance up to $5,000,000 to the Company as follows: (a) revolving credit advances in amounts up to 85 percent of the net amount of eligible accounts receivable; (b) revolving credit advances in amounts up to 60 percent of the value of eligible inventory. Advances against eligible inventory will not exceed the lesser of $2,000,000 and the advances made by CIT against accounts receivable. Further, CIT will not make advances against inventory until receiving and being satisfied with (a) unqualified financial statements of the Company as of the fiscal year ended December 31, 2005, (b) a business plan and forecasted financial statements for the fiscal year 2006, (c) a satisfactory examination of the Company's books and records, and no default having occurred.

With regard to the LOC Agreement, the Financing Agreement provides that CIT will assist the Company in opening letters of credit or guarantee the payment and performance of such letters of credit up to an aggregate face amount not exceeding $500,000 at any one time outstanding.

The Company has granted to CIT a security interest in its accounts receivable; monies, securities and other property held in transit to CIT; present and future deposits held by CIT; all rights of the Company in future accounts receivable; the Company's inventory; the Company's equipment (defined to be all machinery, equipment, rolling stock, furnishings and fixtures and all additions, substitutions or employments thereof); all proceeds and products of any defined collateral; and other customary definitions of collateral related to accounts receivable, inventory and equipment.

The Company is obligated to pay interest to CIT on the average of net balances owed monthly at one percent above the prime rate announced by JP Morgan Chase Bank in New York, NY. Interest is calculated on a 360 day year. In addition, the Company paid CIT an initial facility fee of $25,000 and will pay CIT $1,000 per month as a "collateral management fee."

The Company had no debt under its line of credit at year-end, and the unused line of credit was approximately $2,100,000.


NOTE 7 - OTHER LIABILITIES AND ACCRUED EXPENSES
-----------------------------------------------
Other liabilities and accrued expenses consist of the following:

                                       December 31      January 1
                                         2005             2005
                                         ----             ----
Employee insurance                     $ 55,000         $ 60,000
Payroll taxes payable                    41,000           24,000
Other                                    30,000           54,000
                                       --------         --------
       Total                           $126,000         $138,000
                                       ========         ========


NOTE 8 - INCOME TAXES
----------------------
The  Company  uses the  liability  method  as  required  by FASB  Statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)
----------------------------------
The items that comprise deferred tax assets and liabilities are as follows:

                                                Dec. 31        Jan. 1
                                                 2005           2005
                                               ---------      ---------
Deferred tax assets:
Alternative minimum taxes paid                $  349,000      $  349,000
Net operating loss carryover                   1,284,000         873,000
Charitable contributions carryover                13,000          12,000
State tax credits                                 41,000          41,000
Bad debts                                          1,000             -0-
Inventory                                         14,000          52,000
                                               ----------      ----------
Total gross deferred tax assets               $1,702,000      $1,327,000
Valuation Allowance                           (1,020,000)       (301,000)
                                               ----------      ----------
Net deferred tax assets                       $  682,000      $1,026,000
                                               ----------      ----------
Deferred tax liabilities:
 Accelerated depreciation for tax purposes       682,000       1,026,000
                                               ----------      ----------
Net deferred tax liability                     $     -0-      $      -0-
                                               ==========     ==========

At December 31, 2005, the Company had a net operating loss carry forward of approximately $3,185,755 which expires in various amounts starting 2022-2024.

The provision for income taxes on historical income differs from the amounts computed by applying the applicable Federal statutory rates, due to the following:

                                                  Years Ended
                                   -------------------------------------------
                                    December 31     January 1       January 3
                                      2005            2005            2004
                                    ----------     ----------      -----------
Loss before income taxes (credit)  $(1,922,000)   $(2,106,000)    $(2,223,000)
Federal income taxes                       34%            34%              34%
                                   ------------   ------------    ------------
Computed taxes (credit) at maximum
   statutory tax                      (654,000)      (716,000)       (756,000)
State income taxes (credit), net of
   federal income tax benefits         (88,000)       (96,000)       (101,000)
Total adjustment for foreign
   affiliate earnings                    8,000        115,000          21,000

Adjustment for deferred income
   taxes                               (12,000)        (4,000)        194,000
Prior year tax examination & other       3,000          6,000           4,000
State tax refund                           -0-         (5,000)            -0-
                                   ------------   ------------     ------------
     Sub-Total                     $  (719,000)   $  (700,000)     $  (638,000)
Valuation allowance                    719,000        301,000              -0-
                                   ------------   ------------     ------------
Provision (credit) for
   income taxes                    $       -0-    $  (399,000)     $  (638,000)
                                   ===========    ============     ============

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)
----------------------------------
The benefit for taxes on income consists of the following:
                                                 Years Ended
                                   -----------------------------------------
                                    December 31      January 1      January 3
                                      2005             2005           2004
                                      ----             ----           ----
Deferred:
Federal                             $(634,000)       $(605,000)     $(541,000)
State and local                       (85,000)         (95,000)       (97,000)
Valuation allowance                   719,000          301,000           -0-
                                    ----------       ----------     ----------
Total                               $     -0-        $(399,000)     $(638,000)
                                    ==========       ==========     ==========


NOTE 9 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------
The Company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operations in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. In 2005 the Company and its joint venture partner continued liquidation of Fytek. The Company has received approximately $325,000 cash distribution through year end 2005. Burke Mills does not guarantee any debt for its joint venture.

                              Statements of Income
                         (In thousands of U.S. Dollars)

                                                  December 31
                                         ---------------------------------
                                           2005         2004        2003
                                           ----         ----        ----
Net Sales                                 $ -0-        $1,436      $2,305
Gross Profit/(Loss)                         -0-          (173)         15
Loss from operating income                  -0-          (378)       (192)
Loss from discontinued operations          (440)          -0-         -0-
Loss before income taxes                   (440)         (563)       (139)
Income taxes                                 24           -0-          52
                                          ------        ------      -------
Net loss                                  $(464)       $ (563)     $  (87)
                                          ======        ======      =======

                                 Balance Sheets
                         (In thousands of U.S. Dollars)

                                                  December 31
                                         ---------------------------------
                                           2005         2004         2003
                                           ----         ----         ----
Current assets                             $168         $783        $1,861
Non-current                                 -0-          185           164
                                           -----        -----       ------
Total assets                               $168         $968        $2,025
                                           =====        =====       ======

Current liabilities                        $152         $160        $  466
                                           -----        -----       ------
Total liabilities                          $152         $160        $  466

Stockholder's equity                         16          808         1,559
                                           -----        -----       ------
Total liabilities and stockholder's equity $168         $968        $2,025
                                           =====        =====       ======

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STATEMENTS OF CASH FLOWS
----------------------------------
Cash paid for  interest was $400 in 2005,  $1,300 in 2004,  and $91,000 in 2003.
The Company had cash payments for state franchise taxes of $5,000 in 2005, $6,000 in 2004, and $14,000 in 2003. The Company received a state tax refund of $6,000 in 2004.


NOTE 11 - RENTAL EXPENSES AND LEASE COMMITMENTS
-----------------------------------------------
Rental expenses under all lease commitments for the three fiscal years ended December 31, 2005, aggregated $62,000, $57,000, and $60,000 respectively.

Minimum commitments under terms of all non-cancelable leases, which consist only of leased equipment, are as follows as of December 31, 2005:

                2006     $57,000
                2007     $34,000
                2008      $1,000


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------
                         (in thousands of dollars except for per share amounts)
                                                QUARTER
                               -----------------------------------------
  2005                         First(1)      Second       Third     Fourth(2)
  -----                        -------       ------       ------    --------
  Net sales                    $7,138        $6,579       $5,769    $5,766
  Cost of sales                 6,887         6,698        5,810     5,748
  Gross profit/(loss)             251          (119)         (41)       18
  Net loss                       (307)         (659)        (601)     (355)
  Net loss per common share    $(0.11)       $(0.24)      $(0.22)    $(0.13)


  2004                         First(3)      Second       Third     Fourth(4)
  ----                         -------       ------       ------    --------
  Net sales                    $6,601        $6,710       $6,162    $5,661
  Cost of sales                 6,401         6,295        6,119     5,731
  Gross profit/(loss)             200           415           43       (70)
  Net loss                       (462)          (84)        (321)     (840)
  Net loss per common share    $ (.17)       $ (.03)      $ (.12)   $ (.31)


(1)In the first quarter of 2005 the Company recorded a gain on $101,000 on the sale of a portion of its machinery located at its joint venture.

(2)In the fourth quarter of 2005 the Company recorded a gain of $105,000 on the sale of the remaining machinery located at its joint venture.

(3)During the first quarter of 2004, the Company recorded a write-down for the impairment of its investment in affiliate of $298,000.

(4)During the fourth quarter of 2004, the Company recorded a write-down for the impairment of machinery of $198,000.


NOTE 13 - EMPLOYEE BENEFIT PLAN
-------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may

                            BURKE MILLS, INC. PART II
                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLAN (continued)
-------------------------------------------
make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution in 2005, 2004, or 2003.


NOTE 14 - CONCENTRATIONS OF CREDIT RISK
--------------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and accounts receivable. At year-end 2005, two customers represented approximately 27% of total accounts receivable compared to 32% in 2004.


NOTE 15 - OTHER COMMITMENTS
------------------------------
   a) The Company and Titan Textile Company, Inc., signed an agreement which became effective April 1, 1999, whereby the Company sold its friction texturing equipment to Titan and in turn will purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements xceed 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when partially oriented yarn (POY) prices increase or decrease by 5% or more.

    b) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and continues to move toward a solution of natural attenuation. The cost of monitoring is approximately $11,000 per year.


NOTE 16 - SUBSEQUENT MATTERS
------------------------------
On March 17, 2006, Quaker Fabric, the Company's largest customer for the last three years, filed Form 12B-25 Request for Extension with the U.S. Securities and Exchange Commission. The narrative part of the filing stated that while there has been no payment default, Quaker Fabric failed to comply with the amended financial covenants in the 2005 credit agreement as of the fiscal month ended March 4, 2006. Quaker Fabric also stated it anticipates, based on its recent operating results, that its independent registered public accounting firm will issue a report on Quaker Fabric's fiscal 2005 financial statements that includes an explanatory paragraph expressing substantial doubt about Quaker Fabric's ability to continue as a going concern. The delivery of audited financial statements to lenders with qualifications of expression of substantial doubt as to Quaker Fabric's ability to continue as an ongoing concern is an event of default under the 2005 credit agreement. As a result of the events of default, Quaker Fabric's obligations, liabilities, and indebtedness to its lenders under the 2005 credit agreement may at any time be declared due and payable in full. As of March 21, 2006 Quaker Fabric's accounts receivable balance with the Company is $280,000 and is all current. In the fiscal year ended December 31, 2005 the Company's sales to Quaker Fabric were $4,007,000. The Company believes that unless Quaker Fabric can obtain a waiver or a forbearance agreement from its lenders, the account may be lost.

                            BURKE MILLS, INC. PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------
BDO Seidman, LLP (Seidman), the independent registered public accounting firm then engaged as the accountant to audit the Company's financial statements, resigned as the Company's independent accountant at the conclusion of its accounting services for the third quarter of the fiscal year ended December 31, 2005. Reports on this change in accountants were made on Form 8-K filed November 16, 2005, Form 8-K/A filed November 17, 2005, Form 8-K/A2 filed November 29, 2005 and Form 8-K filed January 31, 2006, the contents of all of which reports are incorporated herein by reference. In connection with this change in accountants, there was no disagreement of the type described in paragraph(a)(1)(iv) of Item 304 Regulation S-K or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K during the fiscal year in which the change in accountants took place.

The Company has engaged a new independent registered public accounting firm to audit the Company's financial statements. That firm is Scott McElveen, L.L.P. of Columbia, SC.


ITEM 9A.  DISCLOSURE CONTROLS AND PROCEDURES
--------------------------------------------
As of the fiscal year ended December 31, 2005, the Company, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of the Company have concluded that such disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the reports filed with the SEC by the Company.

During the quarter ended December 31, 2005, there have been no changes in the Company's internal controls or in other factors that could significantly affect such internal controls. Subsequent to the date of the evaluation, there have been no changes or corrective actions with regard to the material weakness, except for the items listed above.


ITEM 9B.  OTHER INFORMATION.
----------------------------
No disclosure required.


                                    PART III

The information required for Items 10, 11, 12, 13 and 14 of Part III of this report is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the annual meeting of shareholders scheduled for May 16, 2006, involving the election of directors, which is expected to be filed not later than 120 days after the end of the fiscal year covered by this report.

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

       1. Report of Independent Registered Public Accounting Firm.

       2. The following financial statements of Burke Mills, Inc. and the related auditors' report required to be included in Part II Item 8, are listed below:

                  Report of Independent Registered Public Accounting Firm

                  Balance sheets
                     December 31, 2005
                     January 1, 2005

                  Statements of operations
                     Year ended December 31, 2005
                     Year ended January 1, 2005
                     Year ended January 3, 2004

                  Statements of changes in shareholders' equity
                     Year ended December 31, 2005
                     Year ended January 1, 2005
                     Year ended January 3, 2004

                  Statements of cash flows
                     Year ended December 31, 2005
                     Year ended January 1, 2005
                     Year ended January 3, 2004

                  Notes to financial statements


                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 FOR YEARS ENDED
             JANUARY 3, 2004, JANUARY 1, 2005, AND DECEMBER 31, 2005

                                                        Net
                            Balance At   Provisions     Deductions     Balance
                            Beginning    Charged To     From           At End
Descriptions                Of Period    Expense        Allowances     Of Period
----------------            ---------    ----------     ----------     ---------
Yr Ended:  Jan. 3, 2004
  Valuation allowance for
  deferred tax assets      $   -0-       $   -0-        $   -0-      $   -0-

  Allowance for doubtful
   accounts receivable     $   -0-       $   -0-        $   -0-      $   -0-

Yr Ended:  Jan. 1, 2005
  Valuation allowance for
  deferred tax assets      $   -0-       $301,000       $   -0-      $301,000

  Allowance for doubtful
   accounts receivable     $   -0-       $   -0-        $   -0-      $   -0-

Yr Ended:  Dec. 31, 2005
  Valuation allowance for
  deferred tax assets      $301,000      $719,000       $   -0-      $1,020,000

  Allowance for doubtful
   accounts receivable     $   -0-       $13,000        $10,000      $3,000

                                BURKE MILLS, INC.

                                     PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (continued)
---------------------------------------------------------------

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


--------------------------------------------------------------------------------



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29 , 2006                   BURKE MILLS, INC.

                                        By: s/Humayun N. Shaikh
                                            ----------------------
                                            Humayun N. Shaikh
                                            Chairman of the Board
                                            (Principal Executive Officer)


Date:  March 29, 2006                   By: s/Thomas I. Nail
                                            -----------------------
                                            Thomas I. Nail
                                            President and COO
                                            (Principal Financial Officer)

                                BURKE MILLS, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 2006                       By: s/Humayun N. Shaikh
                                                ---------------------------
                                                Humayun N. Shaikh, Director


Date:  March 29, 2006                       By: s/Thomas I. Nail
                                                ---------------------------
                                                Thomas I. Nail, Director


Date:  March 29, 2006                       By: s/Richard F. Byers
                                                ---------------------------
                                                Richard F. Byers, Director


Date:  March 29, 2006                       By: s/Robert P. Huntley
                                                ---------------------------
                                                Robert P. Huntley, Director


Date:  March 29, 2006                       By: s/William T. Dunn
                                                ---------------------------
                                                William T. Dunn, Director


Date:  March 29, 2006                       By: s/Robert T. King
                                                ---------------------------
                                                Robert T. King, Director


Date:  March 29, 2006                       By: s/Aehsun Shaikh
                                                ---------------------------
                                                Aehsun Shaikh, Director

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

                                 EXHIBIT 31 (1)

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


                                            s/Humayun N. Shaikh
Date:    March 29, 2006                     ---------------------------
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



                                              s/Thomas I. Nail
Date:    March 29, 2006                       ---------------------------
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


                                              s/Humayun N. Shaikh
Date:    March 29, 2006                       ---------------------------
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


                                              s/Thomas I. Nail
Date:    March 29, 2006                       ---------------------------
                                              Thomas I. Nail
                                              President and COO
                                              (Chief Financial Officer)