Form 10-Q
period 2006-04-01
BURKE MILLS INC
filed 2006-05-16
CIK 15486

10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):

     Large accelerated filer __ Accelerated filer __ Non-accelerated __X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ___ No _X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 3, 2006 there were 2,741,168 outstanding shares of the issuer's only class of common stock.

                                TABLE OF CONTENTS

                                                             Page Number
                                                             -----------

PART  I   --  FINANCIAL INFORMATION

   Item 1  -  Financial Statements

                  Condensed Balance Sheets                       3
                     April 1, 2006 (Unaudited) and
                     December 31, 2005

                  Condensed Statements of Operations and
                   Retained Earnings                             4
                    Thirteen Weeks Ended April 1, 2006
                      and April 2, 2005

                  Statements of Cash Flows                       5
                    Thirteen Weeks Ended April 1, 2006
                      and April 2, 2005

                  Notes to Condensed Financial Statements        6
---------------------------------------------------------

   Item 2  -   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    10
---------------------------------------------------------

   Item 3  -   Quantitative and Qualitative Disclosures About
               Market Risk                                      14
---------------------------------------------------------

   Item 4  -  Controls and Procedures                           14
---------------------------------------------------------

Part II  --   OTHER INFORMATION

   Item 1  -  Legal Proceedings                                 15

   Item 1A -  Risk Factors                                      15

   Item 2  -  Unregistered Sales of Equity Securities and
                  Use of Proceeds                               15

   Item 3  -  Defaults Upon Senior Securities                   15

   Item 4  -  Submission of Matters to a Vote of Security
              Holders                                           15

   Item 5  -  Other Information                                 15

   Item 6  -  Exhibits                                          15
---------------------------------------------------------

SIGNATURES                                                      15

EXHIBIT INDEX                                                   16

EXHIBITS/CERTIFICATIONS                                         17-19

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                 April 1       December 31
                                                  2006           2005
                                               (Unaudited)
                                               -----------     ----------
             ASSETS
Current Assets
  Cash and cash equivalents                    $   455,924    $   425,812
  Accounts receivable                            3,192,523      2,568,838
  Inventories                                    1,867,083      1,684,132
  Prepaid expenses and other current assets        108,883         49,413
                                               -----------    -----------
Total Current Assets                             5,624,413      4,728,195
                                               -----------    -----------

Property, plant & equipment - at cost           28,084,322     28,085,778
  Less: accumulated depreciation                23,727,483     23,326,789
                                               -----------    -----------
       Property, plant and equipment- net        4,356,839      4,758,989
                                               -----------    -----------
Other Assets                                        16,575         16,575
                                               -----------    -----------
Total Assets                                   $ 9,997,827    $ 9,503,759
                                               ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $ 2,283,088    $ 1,434,169
  Accrued salaries and wages                       126,141         69,272
  Other liabilities and accrued expenses           189,431        126,303
                                               -----------    -----------
Total Liabilities                              $ 2,598,660    $ 1,629,744
                                               -----------    -----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                        1,809,171      1,809,171
  Paid-in capital                                3,111,349      3,111,349
  Retained earnings                              2,478,647      2,953,495
                                               -----------    -----------
         Total Shareholders' Equity              7,399,167      7,874,015
                                               -----------    -----------
 Total Liabilities & Shareholders' Equity      $ 9,997,827    $ 9,503,759
                                               ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                                  Thirteen Weeks Ended
                                               -------------------------
                                                 April 1         April 2
                                                  2006            2005
                                               -----------    -----------
Net sales                                      $6,368,746     $7,138,046
----------

Costs of sales                                  6,320,538      6,887,413
                                               -----------    -----------
   Gross profit                                    48,208        250,633

   Selling, general and
     administrative expenses                      518,183        618,761
   Loss/(gain) on disposal of property
     assets                                         5,868       (100,625)
                                               -----------    -----------
Operating loss                                   (475,843)       (267,503)
                                               -----------    -----------
Other Income
   Interest income                                  1,592          2,411
   Other, net                                         545            177
                                               -----------    -----------
   Total other income                               2,137          2,588
                                               -----------    -----------
Other Expenses
   Interest expense                                 1,142            244
                                               -----------    -----------
   Total other expenses                             1,142            244
                                               -----------    -----------

Loss before equity in net loss
    of affiliate                                 (474,848)      (265,159)
Equity in net loss of affiliate                       -0-        (41,500)
                                                -----------    -----------
Net loss                                         (474,848)      (306,659)

Retained earnings at beginning of period        2,953,495       4,875,696
                                               -----------     -----------
Retained earnings at end of period             $2,478,647      $4,569,037
                                               ===========     ===========
Basic net loss per share                       $    (0.17)     $    (0.11)
                                               ===========     ===========

Dividends per share of common stock               None             None
                                               ===========     ===========
Weighted average common shares outstanding      2,741,168        2,741,168
                                               ===========     ===========


The accompanying notes are an integral part of these financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Thirteen Weeks Ended
                                                   -----------------------
                                                    April 1       April 2
                                                     2006          2005
                                                  -----------   -----------
Cash flows from operating activities
  Net loss                                        $ (474,848)   $ (306,659)
                                                  -----------   -----------

  Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Depreciation                                 406,419       418,009
        Allowance for bad debts                       (2,420)       18,500
        Allowance for mark-down inventory             (9,969)        9,000
        Equity in affiliate                              -0-        41,500
        Loss/(gain) on disposal of property
          assets                                       5,869      (100,625)
        Changes in assets and liabilities:
          Accounts receivable                       (621,265)     (514,925)
          Inventories                               (172,982)     (381,611)
          Prepaid expenses & other
             current assets                          (59,470)     (111,649)
        Accounts payable                             848,919     1,067,397
        Accrued salaries & wages                      56,869        74,271
        Other liabilities and accrued expenses        63,128        87,032
                                                  -----------   -----------
        Total Adjustments                            515,098       606,899
                                                  -----------   -----------

Net cash provided by operating activities             40,250       300,240
                                                  -----------   -----------
Cash flows from investing activities:
   Acquisition of property, plant and
     equipment                                       (10,138)     (138,639)
   Proceeds from sale of equipment                       -0-       100,625
                                                  -----------   -----------
Net cash used by investing activities                (10,138)      (38,014)
                                                  -----------   -----------
Net increase in cash and cash equivalents             30,112       262,226

Cash and cash equivalents at beginning of year       425,812       316,745
                                                  -----------   -----------

CASH AND EQUIVALENTS AT END OF PERIOD             $  455,924    $  578,971
                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
-------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.


NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended April 1, 2006 and April 2, 2005 was approximately $1,100 and $200 respectively. The Company had no cash payments for income taxes during the thirteen weeks ended April 1, 2006 and April 2, 2005.


NOTE 3 - OPERATIONS OF THE COMPANY
----------------------------------
The Company is engaged in dyeing, texturing, winding, processing and selling of polyester, novelty, cotton, nylon, rayon and spun yarns, and in the dyeing and processing of these yarns for others on a commission basis.

The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. Its fiscal quarters also end on the Saturday nearest to the end of the calendar quarter.

Revenue Recognition. Sales terms are FOB Burke Mills, Inc. Revenues are recognized at the time of shipment.

Cost of Sales. All manufacturing, quality control, inbound freight, receiving, inspection, purchasing, planning, warehousing of raw, in process and finished inventory, outbound freight and internal transfer costs are included in the cost of sales.

Selling, general and administrative. Includes cost related to the selling process, accounting, information services, and corporate offices.


NOTE 4 - USE OF ESTIMATES
-------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates are the liability for self-funded health claims, inventory markdowns, and the provision for bad debts.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
Accounts receivable are comprised of the following:

                                          April 1           December 31
                                           2006                2005
                                        -----------         -----------
     Accounts receivable                $3,194,000          $2,572,000
     Allowance for doubtful accounts        (1,000)             (3,000)
                                        -----------         -----------
     Total                              $3,193,000          $2,569,000
                                        ===========         ===========


NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:
                                         April 1            December 31
                                          2006                 2005
                                       -----------          -----------
     Finished & in process             $  826,000           $  853,000
     Raw materials                        757,000              614,000
     Dyes & chemicals                     198,000              165,000
     Other                                100,000               76,000
     Mark-down allowance                  (14,000)             (24,000)
                                       -----------          -----------
     Total                             $1,867,000           $1,684,000
                                       ===========          ===========


NOTE 7 - LINE OF CREDIT
------------------------
The Company has entered into an Accounts Receivable Inventory Financing Agreement (the "Financing Agreement") with The CIT Group/ Commercial Services, Inc. ("CIT"). In addition, the Company signed a Letter of Credit Agreement (the "LOC Agreement") with CIT. Under the terms of the Financing Agreement, CIT may, at its sole discretion, advance up to $5,000,000 to the Company as follows: (a) revolving credit advances in amounts up to 85 percent of the net amount of eligible accounts receivable; (b) revolving credit advances in amounts up to 60 percent of the value of eligible inventory. Advances against eligible inventory will not exceed the lesser of $2,000,000 and the advances made by CIT against accounts receivable.

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

The Company had no debt under its line of credit at April 1, 2006 and the unused line of credit was approximately $3,800,000.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 8 - INCOME TAXES
---------------------
The  Company  uses the  liability  method  as  required  by FASB  Statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items that comprise deferred tax assets and liabilities are as follows:

                                                April 1         December 31
                                                 2006              2005
                                              ----------        -----------
Deferred tax assets:
  Alternative minimum taxes paid              $  349,000        $  349,000
  Net operating loss carryover                 1,010,000         1,284,000
  Charitable contributions carryover              13,000            13,000
  State tax credits                               41,000            41,000
  Bad debts                                          -0-             1,000
  Inventory                                        8,000            14,000
                                              -----------       -----------
Total gross deferred tax assets                1,421,000         1,702,000
Valuation Allowance                             (827,000)       (1,020,000)
                                              -----------       -----------
Net deferred tax assets                       $  594,000        $  682,000
                                              -----------       -----------
Deferred tax liabilities:
 Accelerated depreciation for tax purposes       594,000           682,000
                                              -----------       -----------
Net deferred tax liability                    $      -0-        $      -0-
                                              ===========       ===========

The net operating loss carryforward from the prior year is approximately $3,186,000 which expires in various amounts starting 2020/2024.


NOTE 9 - EMPLOYEE BENEFIT PLAN
------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended April 1, 2006 and April 2, 2005.


NOTE 10 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and accounts receivable.

At the end of the quarter two customers represented approximately 27% of total accounts receivable. The customers represented approximately 27% at the year ended December 31, 2005.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 11 - COMMITMENTS
---------------------
     a) The Company and Titan Textile Company, Inc., signed an agreement, which became effective April 1, 1999, whereby the Company sold its friction texturing equipment to Titan and in turn will purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements exceed 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when yarn prices increase or decrease by 5% or more.

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


NOTE 12 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The Company owns 49.8% of Fytek, S.A. de C.V. (Fytek), a Mexican corporation. Fytek began operations in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. The Company has received approximately $325,000 in cash distributions through the third quarter of 2005. The Company believes Fytek will be completely liquidated in the third quarter of 2006. Burke Mills does not guarantee any debt for its joint venture. Financial information for Fytek is as follows:

                              STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                  (Unaudited)
                                                   1st Quarter
                                              --------------------
                                                2006         2005
                                                ----         ----
Loss from discontinued operations             $ (74)       $  (98)
Loss before taxes                               (74)          (98)
Provision (credit) for income tax               (21)          (15)
                                              -------      -------
Net Loss                                      $ (53)       $  (83)
                                              =======      =======

                                BURKE MILLS, INC.
                 Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 12 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------------------
                                  BALANCE SHEET
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                               March 31,      March 31,
                                                 2006           2005
                                              ----------     ----------
     ASSETS
Current assets                                 $ 108           $ 720
Non-current assets                               -0-             176
                                               -------         ------
  Total Assets                                 $ 108           $ 896
                                               =======         ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                            $  47           $ 170
Non-current liabilities                          -0-             -0-
                                               -------         ------
  Total Liabilities                            $  47           $ 170

Shareholders equity                            $  61           $ 726
                                               -------         ------
Total Liabilities & Shareholders' Equity       $ 108           $ 896
                                               =======         ======


NOTE 13 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------------------------------------------
Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.


NOTE 14 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended April 1, 2006, and April 2, 2005.


       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
-----------------
The Company's major market is supplying packaged dyed yarn to knitters and weavers for apparel, home furnishings, home upholstery, automotive upholstery, contract upholstery and some specialty products.

Although the Company continues to add customers and diversify into other fibers, sales to its older customers continue to decline primarily due to imports of the customers' products. A major customer was added at the end of the quarter, but there are no guarantees the existing customers' business will not decline.

During the first quarter polyester prices increased in January 2006 and March 2006 by approximately 4% and 4.5% respectively. These increases were passed to the customers, further weakening the customers' ability to compete with imports.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY (continued)
-----------------------------
The Company uses natural gas or fuel oil whichever is more cost effective. During the first quarter this cost increased by about 50%.
At the end of the first quarter, the Company had no long-term debt.


Results of Operations - 2006 Compared to 2005
---------------------------------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:
                                                  Thirteen Weeks Ended
                                                 ----------------------
                                                 April 1        April 2
                                                  2006           2005
                                                 ------         ------
Net Sales                                        100.0%         100.0%
Cost of Sales                                     99.2           96.5
                                                 ------         ------
Gross Profit                                       0.8            3.5
  Selling, General, and Administrative Costs       8.3            7.2
                                                 ------         ------
  Operating Loss                                  (7.5)          (3.7)
                                                 ------         ------
  Loss before Income Taxes                        (7.5)          (3.7)
  Equity in Net Loss of Affiliate                 (0.0)          (0.6)
                                                 ------         ------
Net Loss                                          (7.5)          (4.3)
                                                 ======         ======

Net Sales
---------
Net sales for the first quarter decreased by 10.8% to $6,369,000 compared to $7,138,000 for the first quarter of 2005. Pounds shipped decreased by 15.2%. Although pounds shipped declined by 15.2% sales dollars were somewhat supported by price increases in the first quarter of 2006 and the fourth quarter of 2005.


Cost of Sales and Gross Margin
------------------------------
Cost of goods sold decreased by $567,000 or 8.2%.

Cost of materials used decreased by $593,000 or 13.6% primarily due to lower sales volume. Price increases on polyester yarns effective in the first quarter of 2006 and the fourth quarter of 2005 kept the cost of material from declining further.

Direct labor cost decreased by 12.2% primarily due to the decrease in sales volume.

Overhead cost increased by $14,000 or .7% primarily as a result of the following:

   a. Fuel oil and natural gas cost increased by $124,000 or 47.9%. The Company can use either natural gas or fuel oil, and will use the lower cost fuel. These costs are predicted to increase because of problems in the oil producing countries and a forecasted bad hurricane season.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Cost of Sales and Gross Margin (continued)
------------------------------------------

   b. Electricity increased by $24,000 or 12.4%. Duke Power announced that electric rates will decline by 3% in July 2006.

   c. Repair and maintenance cost increased by $32,000 or 23.9%. This cost has increased as the Company's machinery has gotten older.

The above cost increases were somewhat offset by an $86,000 or 11.9% decrease in production wages (non-direct), and a $51,000 or 32.5% decrease in employee health claims.

As a result of a decrease in net sales of 10.8% and a decrease in cost of sales of only 8.2%, the Company gross margin decreased to .8% compared to 3.5% in 2005.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by $101,000 or 16.3% mainly as a result of the cost cutting measure the Company put in place in the fourth quarter of 2005.


Gain on Disposal of Assets
--------------------------
In the first quarter of 2005 the Company recorded a gain on the sale of machinery located at its joint venture in Mexico. In the first quarter of 2006 the Company recorded a loss of approximately $6,000 on disposal of machinery located in the U.S.


Equity in Net Loss of Affiliate
-------------------------------
In the first quarter of 2006 the Company did not record a gain or loss for its joint venture Fytek as its investment in affiliate had been reduced to a zero balance in 2005. In the first quarter of 2005 the Company recorded a loss of approximately $42,000.


Provision (Credit) for Income Taxes
------------------------------------
There was no provision or credit provided for income taxes for the quarter.  See
Note 8.


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

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)
------------------------------------------------------
The Company is self-funded for its employee health claims. The health claims are paid by the Company after review by the Company's third party administrator. The Company's liability for health claims includes claims that the Company estimates have been incurred, but not yet presented to the administrator. A historical basis is used to establish the amount.

The Company reviews its inventory and when necessary establishes a markdown allowance for obsolete and slow moving items. The markdown allowance is determined by aging the inventory, reviewing the inventory with the salesmen, and determining a salvage value.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of March 31, 2006 and December 31, 2005, the Company recorded a valuation allowance that reduced its deferred tax assts to zero.


Liquidity and Capital Resources
-------------------------------
The Company financed its operations and capital requirements in 2005 and the first quarter of 2006 through its funds generated from operations.

The Company's ability to generate cash from operating activity is subject to the level of net sales. As discussed earlier, the Company has expanded into other fibers and added customers.

As set forth in the Statement of Cash Flows, funds provided by operating activities were approximately $40,000. The funds used reflect the net loss and the increase in accounts receivable and inventory, and an increase in accounts payable.

Cash used by investing activities was approximately $10,000 which was a result of purchases of capital expenditures. Planned capital expenditures for the year 2006 are $150,000. The sale of Company owned machinery located at Fytek provided $100,000 in the first quarter of 2005.

In the fourth quarter of 2005 the Company entered into an agreement for a line of credit with CIT (See Note 7). At the end of the first quarter the Company had no debt under its line of credit.

The Company's working capital at April 1, 2006, aggregated approximately $3,026,000 representing a working capital ratio of 2.2 to 1 compared to a working capital at December 31, 2005 of approximately $3,098,000 and representing a ratio of 2.9 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) disclosed the following at April 1, 2006:

   Cash, cash equivalents and receivables............   $3,648,000
   Current liabilities...............................    2,599,000
                                                        ----------

   Excess of quick assets over current liabilities...   $1,049,000
                                                        ==========

Forward Looking Statements
--------------------------
Certain statements in this Management's Discussion and Analysis of Financial condition and Results of Operations, and other sections of this report, contain forward-looking statements within the meaning of federal securities laws about the Company's financial condition and results of operations that are based on management's current expectations, beliefs, assumptions, estimates and projections about the markets in which the Company operates. Words such as "expects", anticipates", "believes", "estimates", variations of such words and

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward Looking Statements (continued)
--------------------------------------
other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligations to update publicly any of these forward-looking statements to reflect new information, future events or otherwise.

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

Item 1A- Risk Factors.  No report required.

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


                                        BURKE MILLS, INC.

Date: May 16, 2006                      By:/s/Humayun N. Shaikh
                                        ------------------------
                                        Humayun N. Shaikh,
                                        Chairman of the Board
                                        (Principal Executive Officer)


Date: May 16, 2006                      By: /s/Thomas I. Nail
                                        -----------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Principal Financial Officer)

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


Date: May 16, 2006                             /s/Humayun N. Shaikh
                                               -----------------------------
                                               Humayun N. Shaikh
                                               Chairman and CEO
                                               (Principal Executive Officer)

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



Date:  May 16, 2006                              /s/Thomas I. Nail
:                                                ---------------------------
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


Date: May 16, 2006                              /s/Humayun N. Shaikh
                                                ------------------------
                                                Humayun N. Shaikh
                                                Chairman and CEO




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


Date: May 16, 2006                              /s/Thomas I. Nail
                                                -------------------------
                                                Thomas I. Nail
                                                President and COO
                                                (Chief Financial Officer)
Page 19