Form 10-Q
period 2006-07-01
BURKE MILLS INC
filed 2006-08-15
CIK 15486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

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

Large accelerated filer      Accelerated filer      Non-accelerated filer   X
                       ------                 ------                     ------

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12-b-2 of the Exchange Act). Yes    No  X
                                     ----  ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 3, 2006 there were 2,741,168 outstanding shares of the issuer's only class of common stock.

                                TABLE OF CONTENTS

                                                             Page Number
                                                             -----------
PART  I   --  FINANCIAL INFORMATION

   Item 1  -  Financial Statements

                  Condensed Balance Sheets                         3
                     July 1, 2006 (Unaudited) and
                     December 31, 2005

                  Condensed Statements of Operations and
                    Retained Earnings                              4
                    Thirteen Weeks and Twenty-Six Weeks
                      Ended July 1, 2006 (Unaudited)
                      and July 2, 2005

                  Statements of Cash Flows                         5
                    Twenty-Six Weeks Ended July 1, 2006
                      (Unaudited) and July 2, 2005

                  Notes to Condensed Financial Statements          6
---------------------------------------------------------

   Item 2  -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations        10
---------------------------------------------------------

   Item 3  -  Quantitative and Qualitative Disclosures About
              Market Risk                                          16
---------------------------------------------------------

   Item 4  -  Controls and Procedures                              16

---------------------------------------------------------

Part II  --   OTHER INFORMATION

   Item 1  -  Legal Proceedings                                    17

   Item 1A -  Risk Factors                                         17

   Item 2  -  Unregistered Sales of Equity Securities and
              Use of Proceeds                                      17

   Item 3  -  Defaults Upon Senior Securities                      17


   Item 4  -  Submission of Matters to a Vote of Security
              Holders                                              17

   Item 5  -  Other Information                                    17

   Item 6  -  Exhibits                                             17

---------------------------------------------------------

SIGNATURES                                                         17

EXHIBIT INDEX                                                      18

EXHIBITS/CERTIFICATIONS                                            19-21

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                  July 1,           December 31,
                                                   2006                2005
                                                -----------         ------------
             ASSETS
Current Assets
  Cash and cash equivalents                      $  238,397          $   425,812

  Accounts receivable                             3,239,282            2,568,838
  Inventories                                     2,168,811            1,684,132
  Prepaid expenses and other current assets         101,140               49,413
                                                -----------          -----------
Total Current Assets                              5,747,630            4,728,195
                                                -----------          -----------

Property, plant & equipment - at cost            28,134,493           28,085,778
  Less: accumulated depreciation                 24,128,335           23,326,789
                                                -----------          -----------
       Property, plant and equipment- net         4,006,158            4,758,989

                                                -----------          -----------
Other Assets                                         16,575               16,575

                                                -----------          -----------
Total Assets                                    $ 9,770,363          $ 9,503,759
                                                ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                              $ 2,112,068      $ 1,434,169
  Short-term debt                                   290,048              -0-
  Accrued salaries and wages                        154,093           69,272

  Other liabilities and accrued expenses            202,102          126,303
                                                -----------      -----------
Total Liabilities                               $ 2,758,311      $ 1,629,744
                                                -----------      -----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                         1,809,171        1,809,171
  Paid-in capital                                 3,111,349        3,111,349
  Retained earnings                               2,091,532        2,953,495
                                                -----------      -----------
         Total Shareholders' Equity               7,012,052        7,874,015
                                                -----------      -----------
 Total Liabilities & Shareholders' Equity       $ 9,770,363      $ 9,503,759
                                                ===========      ===========

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                ----------------------        -----------------------
                                July 1,        July 2,         July 1,         July 2,
                                  2006           2005            2006            2005
                              -----------    -----------    ------------    ------------
Net Sales                     $ 6,186,983    $ 6,579,173    $ 12,555,729    $ 13,717,219
                              -----------    -----------    ------------    ------------
Cost and Expenses
  Cost of Sales                 6,040,724      6,698,318      12,361,262      13,585,730
                              -----------    -----------    ------------    ------------
  Gross Profit (Loss)             146,259       (119,145)        194,467         131,489

  Selling, General and
  Administrative Expenses         532,509        561,511       1,050,692       1,180,272
  Gain/(loss) on disposal
    of property assets                -0-            -0-          (5,868)        100,625
                              -----------    -----------    ------------    ------------

Operating Loss                  (386,250)      (680,656)        862,093)       (948,158)
                              -----------    -----------    ------------    ------------
Other Income
  Interest Income                   1,632          1,010           3,224           3,420
  Miscellaneous                        57            309             602             486
                              -----------    -----------    ------------    ------------
    Total                           1,689          1,319           3,826           3,906
                              -----------    -----------    ------------    ------------
Other Expenses
  Interest Expense                  2,554            -0-           3,696             244
                              -----------    -----------    ------------    ------------

Loss before Provision for
  Income Taxes and Equity in
  Net Earnings of Affiliate     (387,115)      (679,337)       (861,963)       (944,496)
                              -----------    -----------    ------------    ------------
Loss before Equity in Net
  Earnings of Affiliate         (387,115)      (679,337)       (861,963)       (944,496)

Equity in Net Income
  (Loss) of Affiliate                -0-         20,186             -0-         (21,314)
                              -----------    -----------    ------------    ------------
Net Loss                        (387,115)      (659,151)       (861,963)       (965,810)

Retained Earnings at
   Beginning of Period        $ 2,478,647    $ 4,569,037    $  2,953,495    $  4,875,696
                              -----------    -----------    ------------    ------------
Retained Earnings at End
  of Period                   $ 2,091,532    $ 3,909,886    $  2,091,532    $  3,909,886
                              ===========    ===========    ============    ============

Loss Per Share                $    (0.14)   $     (0.24)    $     (0.31)    $     (0.35)
                              ===========    ===========    ============    ============
Dividends Per Share of
  Common Stock                       None           None            None            None
                              ===========    ===========    ============    ============
Weighted Average Common
  Shares Outstanding            2,741,168      2,741,168       2,741,168       2,741,168
                              ===========    ===========    ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Twenty-six Weeks Ended
                                                        ----------------------
                                                          July 1,      July 2,
                                                            2006         2005
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss                                              $(861,963)   $(965,810)
                                                         ---------    ---------
Adjustments to reconcile net loss
  to net cash used by operating activities:
    Depreciation                                          807,271      835,410
    Allowance for bad debts                                 6,747       20,500
    Allowance for mark-down inventory                      (5,669)     (64,000)
    Equity in affiliate                                       -0-       21,314
    Loss/(gain) Loss on disposal of
         property assets                                    5,868     (100,625)
    Changes in assets and liabilities:
       Accounts receivable                               (677,191)    (463,923)
       Inventories                                       (479,010)     127,725
       Prepaid expenses, taxes and other
          current assets                                  (51,727)     (33,205)
    Accounts payable                                      677,899      279,217
    Accrued salaries & wages                               84,821       79,711
    Other liabilities and accrued expenses                 75,799       58,729
                                                         ---------    ---------
    Total Adjustments                                     444,808      760,853
                                                         ---------    ---------

Net cash used by operating activities                    (417,155)    (204,957)
                                                         ---------    ---------
Cash flows from investing activities:
    Acquisition of property, plant and
      equipment                                           (60,308)    (199,837)
    Proceeds from liquidation of
      affiliate                                               -0-      174,985
    Proceeds from sale of equipment                           -0-      100,625
                                                         ---------    ---------
Net cash provided (used) by
    investing activities                                  (60,308)      75,773
                                                         ---------    ---------

Cash flows from financing activities:
   Net payments to revolving credit line                  290,048          -0-
                                                         ---------    ---------
Net cash provided by financing activities                 290,048          -0-
                                                         ---------    ---------
Net decrease in cash and cash equivalents                (187,415)    (129,184)

Cash and cash equivalents at
   beginning of year                                      425,812      316,745
                                                         ---------    ---------

CASH AND EQUIVALENTS AT END OF
         SECOND QUARTER                                 $ 238,397    $ 187,561
                                                         =========    =========

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
                 Item 1. NOTES TO CONDENSED FINANCIALSTATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the twenty-six week period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.


NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures: Cash paid for interest for the twenty-six weeks ended July 1, 2006 and July 2, 2005 was approximately $3,700 and $200 respectively. The Company had no cash payments for income taxes during the twenty-six weeks ended July 1, 2006 and July 2, 2005.


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

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable are comprised of the following:

                                          July 1,           December 31,
                                           2006                2005
                                        (Unaudited)
                                        -----------         -----------
     Accounts receivable                $3,249,000          $2,572,000
     Allowance for doubtful accounts       (10,000)             (3,000)
                                        -----------         -----------
Total
                                        $3,239,000          $2,569,000
                                        ===========         ===========

NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:

                                          July 1,           December 31,
                                           2006                 2005
                                        (Unaudited)
                                        -----------          -----------
     Finished & in process              $1,029,000          $  853,000
     Raw materials                         880,000             614,000

     Dyes & chemicals                      204,000             165,000
     Other                                  74,000              76,000

     Mark-down allowance                   (18,000)            (24,000)
                                        -----------         -----------
     Total                              $2,169,000          $1,684,000
                                        ===========         ===========

NOTE 7 - LINE OF CREDIT
-----------------------
The Company has entered into an Accounts Receivable Inventory Financing Agreement (the "Financing Agreement") with The CIT Group/ Commercial Services, Inc. ("CIT"). In addition, the Company signed a Letter of Credit Agreement (the "LOC Agreement") with CIT. Under the terms of the Financing Agreement, CIT may, at its sole discretion, advance up to $5,000,000 to the Company as follows: (a) revolving credit advances in amounts up to 85 percent of the net amount of eligible accounts receivable; (b) revolving credit advances in amounts up to 60 percent of the value of eligible inventory. Advances against eligible inventory will not exceed the lesser of $2,000,000 or the advances made by CIT against accounts receivable.

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

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 7 - LINE OF CREDIT (continued)
-----------------------------------
The Company had debt of $290,000 under its line of credit at July 1, 2006, and the unused line of credit was approximately $3,800,000.


NOTE 8 - INCOME TAXES
---------------------
The  Company  uses the  liability  method  as  required  by FASB  Statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items that comprise deferred tax assets and liabilities are as follows:

                                          July 1,             December 31,
                                           2006                  2005
                                        (Unaudited)
                                        -----------           ------------
Deferred tax assets:
Alternative minimum taxes paid          $  349,000            $  349,000
Net operating loss carryover             1,074,000             1,284,000
Charitable contributions carryover          13,000                13,000

State tax credits                           41,000                41,000
Bad debts                                    4,000                 1,000
Inventory                                   10,000                14,000
                                         ----------            ----------
Total gross deferred tax assets          1,491,000             1,702,000
Valuation Allowance                       (980,000)           (1,020,000)
                                         ----------            ----------
Net deferred tax assets                 $  511,000            $  682,000
                                         ----------            ----------
Deferred tax liabilities:
 Accelerated depreciation for tax purposes 511,000               682,000
                                         ----------            ----------
Net deferred tax liability              $      -0-            $      -0-
                                         ==========            ==========

The net operating loss carryforward from the prior year is approximately $3,186,000 which expires in various amounts starting 2020/2024.


NOTE 9 - EMPLOYEE BENEFIT PLAN
------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended July 1, 2006 and July 2, 2005.


NOTE 10 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and accounts receivable.

At the end of the quarter one new customer represented approximately 10% of total accounts receivable. All other customers were below 9%.

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

     b) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but is no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources ("DENR"). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and continues to move toward a solution of natural attenuation. The cost of monitoring is approximately $11,000 per year.

     c) The Company has contracted with Hess Corporation to purchase natural gas and provide uninterrupted gas service. Through Hess the Company has committed to purchase $691,000 of natural gas over a nine-month period beginning July 2006. This commitment for gas will provide most of the Company's gas needs for the nine month period. The Company will continue to purchase natural gas for future months as the gas prices reach certain target prices.


NOTE 12 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The Company owns 49.8% of Fytek, S.A. de C.V. ("Fytek"), a Mexican corporation. Fytek began operations in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. The Company has received approximately $325,000 in cash distributions through the third quarter of 2005. The Company believes Fytek will be completely liquidated in the third quarter of 2006. Burke Mills does not guarantee any debt for its joint venture. Financial information for Fytek is as follows:

                               STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                    2nd Quarter        Six Months
                                  ---------------    -------------
                                    2006    2005     2006    2005
                                    ----    -----    ----    -----
Income/(loss) from discontinued
   operations                      $146    $(184)     $72   $(282)

Income/(loss) before taxes          146     (184)      72    (282)

Provision (credit) for
   income tax                         52      (8)      31     (23)

                                    ----    -----     ---    -----
   Net income/(loss)               $  94   $(176)     $41   $(259)
                                    ====    =====     ===    =====

                                BURKE MILLS, INC.
                 Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 12 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------------------
                                  BALANCE SHEET
                         (In thousands of U.S. dollars)

                                                June          June
                                                2006          2005
                                             (Unaudited)   (Unaudited)
                                              ---------     ---------
ASSETS
Current assets                                   $ 70         $ 315
Non-current assets                                -0-            48
                                                  ---          ----
Total Assets                                     $ 70         $ 363
                                                  ===          ====

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                              $ 11         $ 147
Non-current liabilities                           -0-           -0-
                                                  ---          ----
Total Liabilities                                $ 11         $ 147
Shareholders equity                                59           216
                                                  ---          ----
Total Liabilities & Shareholders' Equity         $ 70         $ 363
                                                  ===          ====

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


NOTE 14 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the twenty-six week periods ended July 1, 2006, and July 2, 2005.


       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
-----------------
The Company's major market is supplying packaged dyed yarn to knitters and weavers for apparel, home furnishings, home upholstery, automotive upholstery, contract upholstery and some specialty products.

The Company continues to add customers, and older customer's sales continue to decline. During the second quarter the Company added commission (the dyeing and processing of customer owned yarns) customers and changed the sales mix significantly. Commission sales represented approximately 25% of pounds shipped versus approximately 5% for the second quarter and all of 2005. The average sales price for commission sales will be lower as there is no yarn cost in the price. An advantage of processing on a commission basis is that the Company does not tie up cash in raw yarn inventory.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY (continued)
-----------------------------
Going into the third quarter, polyester yarn prices will increase in July and August. Although the percent of increase will be different depending on the yarn count, both increases will be approximately three percent. These increases will be passed to the Company's customers further weakening their ability to compete with imports.

As discussed in previous filings, the Company continues to experience increased cost for energy. The Company has contracted with Hess Corporation to assist with energy purchases. The Company believes that Hess will help by purchasing more effectively and having better predictability of prices.

The City of Valdese has announced a water rate increase of 5%, which was effective July 1, 2006.


Results of Operations - 2006 Compared to 2005
---------------------------------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                     Thirteen Weeks       Twenty-six Weeks
                                         Ended                  Ended
                                   ------------------    ------------------
                                   July 1,    July 2,    July 1,    July 2,
                                    2006       2005       2006       2005
                                   ------     ------     ------     ------
Net Sales                          100.0%     100.0%     100.0%     100.0%
Cost of Sales                       97.6      101.8       98.5       99.0
                                   ------     ------     ------     ------
Gross Profit (Loss)                  2.4       (1.8)       1.5        1.0
  Selling, General, and
    Administrative Costs             8.6        8.5        8.4        8.6
  Gain (loss) on disposal of
    property assets                  0.0        0.0        0.0        0.7
                                   ------     ------     ------     ------
  Operating Loss                    (6.2)     (10.3)      (6.9)      (6.9)
  Interest Expense                   0.1        0.0        0.0        0.0
                                   ------     ------     ------     ------
Loss before income taxes            (6.3)     (10.3)      (6.9)      (6.9)
  Equity in Net Income (Loss) of
    Affiliate                        0.0        0.3        0.0       (0.1)
                                   ------     ------     ------     ------
Net Loss                            (6.3)%    (10.0)%     (6.9)%     (7.0)%
                                   ======     ======     ======     ======

                        THIRTEEN WEEKS ENDED July 1, 2006
                  COMPARED TO THIRTEEN WEEKS ENDED July 2, 2005

Net Sales
---------
Net sales for the second quarter of 2006 decreased by 6.0% to $6,187,000 compared to $6,579,000 for the second quarter of 2005. Pounds shipped decreased by 5.6%. The Company's sales mix changed significantly in the second quarter. Commission sales (the dyeing and processing of customer owned yarn) was approximately 25% of pounds shipped compared to only 5% in the second quarter of 2005. Commission sales have a lower average sales price, as there is no yarn cost in the price. Sales prices of regular yarn sales were somewhat supported by price increases in the first quarter of 2006 and the fourth quarter of 2005.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        THIRTEEN WEEKS ENDED July 1, 2006
                  COMPARED TO THIRTEEN WEEKS ENDED July 2, 2005

Cost of Sales and Gross Margin
------------------------------
Cost of goods sold decreased by $658,000 or 9.8%.

Cost of materials decreased by $593,000 or 14.4% primarily due to a decrease in net sales of 5.6% and a change in sales mix to a greater portion of commission sales.

Direct labor cost increased by $25,000 as a result of the sales mix and an increase in finished inventory.

Overhead cost increased by $88,000 or 3.9% primarily as a result of the following:

     a. Fuel oil and natural gas cost increased by $67,000 or 26.6%. The Company can use either natural gas or fuel oil, and will use the lower cost fuel. These costs are predicted to increase because of the problems in the oil producing countries and a forecasted bad hurricane season.

     b. Electricity increased by $58,000 or 27.1% primarily due to a change in product mix that requires longer drying cycles.

     c. Repair and maintenance cost increased by $32,000 or 22.1%. This cost has increased as the Company's machinery has gotten older.

The above cost increases were somewhat offset by a $96,000 or 27.0% decrease in employee health claims.

As a result of a decrease in sales of 5.6% and a decrease in cost of sales of 9.8%, the Company's gross margin increased to 2.4% income compared to a 1.8% loss in 2005.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by $29,000 or 5.2% primarily due to the results of cost cutting measures put in place in the fourth quarter of 2005.


Equity in Net Gain of Affiliate
-------------------------------
In the second quarter of 2006 the Company did not record a gain or loss for its joint venture Fytek as the investment in affiliate had been reduced to a zero balance in 2005. In the second quarter of 2005, the Company recorded a gain of $20,000.

Provision (Credit) for Income Taxes
------------------------------------
There was no provision or credit provided for income taxes for the second quarter. See Note 8.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 TWENTY-SIX WEEKS ENDED July 1, 2006 COMPARED TO
                       TWENTY-SIX WEEKS ENDED July 2, 2005


Net Sales
---------
Net sales for the first six months of 2006 decreased by 8.5% to $12,556,000 compared to $13,717,000 for 2005. Pounds shipped decreased by 10.6%. Although pounds shipped declined by 10.6%, sales dollars were somewhat supported by price increases in the first quarter of 2006 and the fourth quarter of 2005.


Cost of Sales and Gross Margin
------------------------------
Cost of goods sold decreased by $1,224,000 or 9.1%.

Cost of materials decreased by $1,186,000 or 14.1% primarily due to a decrease in net sales of 8.5% and a change in sales mix to a greater portion of commission sales.

Direct labor cost increased by $14,000 as a result of the decrease in sales.

Overhead cost increased by $102,000 or 2.3% primarily as a result of the following:

     a. Fuel oil and natural gas cost increased by $192,000 or 37.4%. The Company can use either natural gas or fuel oil, and will use the lower cost fuel. These costs are predicted to increase because of the problems in the oil producing countries and a forecasted bad hurricane season.

     b. Electricity increased by $82,000 or 20.1% primarily due to a change in product mix that requires longer drying cycles.

     c. Repair and maintenance cost increased by $63,000 or 23.0%. This cost has increased as the Company's machinery has gotten older.

The above cost increases were somewhat offset by a $146,000 or 37.3% decrease in employee health claims and $76,000 or 5.3% decrease in production wages (non-direct).

As a result of a decrease in sales of 8.5% and a decrease in cost of sales of 9.0%, the Company's gross margin increased to 1.6% compared to 1.0% in 2005.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by $130,000 or 11.0% primarily due to the results of cost cutting measures put in place in the fourth quarter of 2005.


Gain/Loss in Disposal of Assets
-------------------------------
In the first six months of 2005 the Company recorded a gain of $101,000 on the sale of machinery located at its joint venture in Mexico. In the first six months of 2006 the Company recorded a loss of $6,000 on disposal of machinery located in the U.S.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 TWENTY-SIX WEEKS ENDED July 1, 2006 COMPARED TO
                       TWENTY-SIX WEEKS ENDED July 2, 2005


Equity in Net Loss of Affiliate
-------------------------------
In the first six months of 2006 the Company did not record a gain or loss for its joint venture Fytek as the investment in affiliate had been reduced to a zero balance in 2005. In the first six months of 2005 the Company recorded a loss of $21,000.


Provision (Credit) for Income Taxes
------------------------------------
There was no provision or credit provided for income taxes for the first six months of 2006. See Note 8.


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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of July 1, 2006, and December 31, 2005, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.


Liquidity and Capital Resources
-------------------------------
The Company financed its operations and capital requirements through its funds generated from operations and its line of credit.

The Company's ability to generate cash from operation activity is subject to the level of net sales. As discussed in previous filings, the Company has expanded into other fibers and added customers.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)
-------------------------------------------
As set forth in the Statement of Cash Flows, funds used by operating activities were $417,000. The funds used reflect the net loss, and an increase in accounts receivables and inventories. These funds used were somewhat offset by an increase in accounts payable. The Company's inventory increased mainly due to a build up of imported cotton yarns, which will be reduced in the third quarter.

The  Company  used  $60,000  to  purchase   capital   assets.   Planned  capital
expenditures for the year 2006 are $150,000.

The Company had debt under its credit line of $290,000 primarily due to the increase in inventory.

The Company's working capital at July 1, 2006, aggregated $2,989,000 representing a working capital ratio of 2.1 to 1 compared to a working capital at December 31, 2005 of approximately $3,098,000 and representing a ratio of 2.9 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) disclosed the following at July 1, 2006:

Cash, cash equivalents and receivables...........          $3,478,000
   Current liabilities..............................        2,758,000
                                                           ----------

   Excess of quick assets over current liabilities...      $  720,000
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

Factors that may cause actual outcome and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, availability, sourcing and pricing of raw materials, pressures on sales prices due to competition and economic conditions, reliance on and financial viability of significant customers, technological advancements, employee relations, changes in construction spending and capital equipment expenditures (including those related to unforeseen acquisition opportunities), the timely completion of construction and expansion projects planned or in process, continued availability of financial resources through financing arrangements and operations, negotiations of new or modifications of existing contracts for asset management and for property and equipment construction and acquisition, regulations governing tax laws, other governmental and authoritative bodies, policies and legislation, and proceeds received from the sale of assets held for disposal. In

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Forward Looking Statements (continued)
--------------------------------------
addition to these representative factors, forward-looking statements could be impacted by general domestic and international economic and industry conditions in the markets where the Company competes; such as, changes in currency exchange rates, interest and inflation rates, recession and other economic and political factors over which the Company has no control.


Item 3 - Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------
The Company has not purchased any instruments or entered into any arrangements resulting in market risk to the Company for trading purposes or for purposes other than trading purposes.


Item 4 - Controls and Procedures
--------------------------------
As of the end of the fiscal quarter covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. The term "disclosure controls and procedures" means the controls and other procedures of the Company that are designed to insure that information required to be disclosed by the Company in its reports to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its chief executive officer and its chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries, of which the Company has none) required to be included in the reports filed with the SEC by the Company. There has been no significant change in the Company's internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  BURKE MILLS, INC. PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.  No report required.

Item 1A- Risk Factors.  No report required.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds. No report required.

Item 3 - Defaults Upon Senior Securities.  No report required.

Item 4 - Submission of Matters to a Vote of Security Holders.

     Matters were submitted to a vote of security holders of the Company at the Company's annual meeting of shareholders held May 16, 2006. Proxies for such meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees listed in the proxy statement; and, all of such nominees were elected. The matters voted upon were (a) election of chairman and secretary of the meeting and waiver of the reading of the minutes of the previous shareholders meeting; and 2,473,122 proxy votes were cast in favor thereof; (b) election of directors. The voting for directors was as follows:

Director                            Votes For                  Votes Withheld
------------------                  ---------                 ---------------
Humayun N. Shaikh                   2,472,872                      2,250
Thomas I. Nail                      2,474,572                        550
Robert P. Huntley                   2,472,972                      2,150
William T. Dunn                     2,464,072                     11,050
Robert T. King                      2,474,572                        550
Richard F. Byers                    2,474,572                        550
Aehsun Shaikh                       2,472,947                      2,175

Item 5 - Other Information.  No report required.

Item 6 - Exhibits.

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


                                        BURKE MILLS, INC.

Date: August, 2006                      By:/s/Humayun N. Shaikh
                                        ------------------------
                                        Humayun N. Shaikh,
                                        Chairman of the Board
                                        (Principal Executive Officer)


Date: August, 2006                      By:/s/Thomas I. Nail
                                        -----------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Principal Financial Officer)

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



Date: August, 2006                             /s/Humayun N. Shaikh
                                               ---------------------------
                                               Humayun N. Shaikh
                                               Chairman and CEO
                                               (Principal Executive Officer)

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



Date: August, 2006                             /s/Thomas I. Nail
                                               ---------------------------
                                               Thomas I. Nail
                                               President and COO
                                               (Principal Financial Officer)

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


Date: August, 2006                           /s/Humayun N. Shaikh
                                             ---------------------------
                                             Humayun N. Shaikh
                                             Chairman and CEO




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


Date: August, 2006                           /s/Thomas I. Nail
                                             ---------------------------
                                             Thomas I. Nail
                                             President and COO
                                             (Chief Financial Officer)