Form 10-Q
period 2006-09-30
BURKE MILLS INC
filed 2006-11-13
CIK 15486

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (checkone):

Large accelerated filer__   Accelerated filer__    Non-accelerated filer __X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ___ No _X__


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 2006 there were 2,741,168 outstanding shares of the issuer's only class of common stock.

                                TABLE OF CONTENTS

                                                             Page Number
                                                             -----------

PART  I   --  FINANCIAL INFORMATION
   Item 1  -  Financial Statements

                 Condensed Balance Sheets                        3
                    September 30, 2006 (Unaudited) and
                    December 31, 2005

                 Condensed Statements of Operations and
                 Retained Earnings                               4
                    Thirteen Weeks and Thirty-nine Weeks
                    Ended September 30, 2006 (Unaudited)
                    and October 1, 2005

                 Statements of Cash Flows                        5
                    Thirty-nine Weeks Ended September 30, 2006
                    (Unaudited) and October 1, 2005

                 Notes to Condensed Financial Statements         6
---------------------------------------------------------

   Item 2  -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      10
---------------------------------------------------------

   Item 3  -  Quantitative and Qualitative Disclosures
              About Market Risk                                  16
---------------------------------------------------------

   Item 4  -  Controls and Procedures                            16
---------------------------------------------------------

Part II   --  OTHER INFORMATION                                  17
   Item 1  -  Legal Proceedings                                  17

   Item 1A -  Risk Factors                                       17

   Item 2  -  Unregistered Sales of Equity Securities and
              Use of Proceeds                                    17

   Item 3  -  Defaults Upon Senior Securities                    17

   Item 4  -  Submission of Matters to a Vote of Security
              Holders                                            17

   Item 5  -  Other Information                                  17

   Item 6  -  Exhibits                                           17
---------------------------------------------------------

SIGNATURES                                                       17

EXHIBIT INDEX                                                    18

EXHIBITS/CERTIFICATIONS                                       19-21

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                               September 30,
                                                   2006         December 31,
                                                (Unaudited)        2005
                                               -------------    ------------
          ASSETS
Current Assets
  Cash and cash equivalents                    $   101,111      $   425,812
  Accounts receivable                            3,324,341        2,568,838
  Inventories                                    1,881,328        1,684,132
  Prepaid expenses and other current assets         82,487           49,413
                                               -----------      -----------
Total Current Assets                             5,389,267        4,728,195
                                               -----------      -----------

Property, plant & equipment - at cost           28,176,089       28,085,778
  Less: accumulated depreciation                24,486,262       23,326,789
                                               -----------      -----------
    Property, plant and equipment- net           3,689,827        4,758,989
                                               -----------      -----------
Other Assets                                        16,575           16,575
                                               -----------      -----------
Total Assets                                   $ 9,095,669      $ 9,503,759
                                               ===========      ===========


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $ 2,088,339      $ 1,434,169
  Short-term debt                                  233,339              -0-
  Accrued salaries and wages                       131,615           69,272
  Other liabilities and accrued expenses           168,497          126,303
                                               -----------      -----------
Total Liabilities                              $ 2,621,790      $ 1,629,744
                                               -----------      -----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                        1,809,171        1,809,171
  Paid-in capital                                3,111,349        3,111,349
  Retained earnings                              1,553,359        2,953,495
                                               -----------      -----------
  Total Shareholders' Equity                     6,473,879        7,874,015
                                               -----------      -----------
 Total Liabilities & Shareholders' Equity      $ 9,095,669      $ 9,503,759
                                               ===========      ===========


The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                              Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                             ----------------------    ------------------------
                             Sept. 30      Oct. 1        Sept. 30     Oct. 1
                               2006         2005           2006        2005
                             ---------   ----------    -----------  -----------
Net Sales                   $5,913,287   $5,769,161    $18,469,016  $19,486,380

Costs and Expenses
  Cost of Sales              5,980,653    5,810,051     18,341,915   19,397,540
                            -----------  -----------   ------------ -----------
  Gross Profit (Loss)          (67,366)     (40,890)       127,101       88,840

  Selling, General and
    Administrative Expenses    467,303      565,039      1,517,996    1,743,551
  Gain/(Loss) on disposal
    of property                 (1,157)       3,124         (7,026)     103,748
                            -----------  -----------   ------------ -----------
Operating Loss                (535,826)    (602,805)    (1,397,921)  (1,550,963)
                            -----------  -----------   ------------ -----------
Other Income
  Interest Income                  652        1,461          3,877        4,881
  Other, net                     1,353          305          1,956          791
                            -----------  -----------   ------------ -----------
Total Other Income               2,005        1,766          5,833        5,672
                            -----------  -----------   ------------ -----------
Other Expenses
  Interest Expense               4,352          -0-          8,048          244
                            -----------  -----------   ------------ -----------

Loss before Benefit of Income
  Taxes & Equity in Net Loss
  of Affiliate                (538,173)    (601,039)    (1,400,136)  (1,545,535)
                            -----------  -----------   ------------ -----------
Loss before Equity in Net
  Loss of Affiliate           (538,173)    (601,039)    (1,400,136)  (1,545,535)

Equity in Net Earnings/
  (Loss) of Affiliate              -0-          -0-            -0-      (21,314)
                            -----------  -----------   ------------ -----------
Net Loss                      (538,173)    (601,039)    (1,400,136)  (1,566,849)

Retained Earnings at
  Beginning of Period        2,091,532    3,909,886      2,953,495    4,875,696
                            -----------  -----------   ------------ -----------
Retained Earnings at
  End of Period             $1,553,359   $3,308,847    $ 1,553,359  $ 3,308,847
                            ==========   ==========    ===========  ===========
Basic and Diluted
Loss Per Share              $   (0.20)   $   (0.22)    $    (0.51)  $    (0.57)
                            ==========   ==========    ===========  ===========
Dividends Per Share of
  Common Stock                 None         None          None          None
                            ==========   ==========    ===========  ===========
Weighted Average Common
  Shares Outstanding         2,741,168    2,741,168     2,741,168     2,741,168
                            ==========   ==========    ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Thirty-Nine Weeks Ended
                                              --------------------------
                                                Sept. 30        Oct. 1
                                                  2006           2005
                                                  ----           ----
Cash flows from operating activities:
  Net Loss                                   $(1,400,136)     $(1,566,849)
                                             ------------     ------------
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation                               1,198,888        1,237,123
    Allowance for bad debts                       16,747           21,000
    Allowance for mark-down inventory            (14,969)          50,585
    Equity in affiliate                              -0-           21,314
    (Gain)/Loss on disposal of
        property assets                            7,026         (103,748)
    Changes in assets and liabilities:
      Accounts receivable                       (772,250)        (182,233)
      Inventories                               (182,227)        (194,990)
      Prepaid expenses and other
          current assets                         (33,074)           9,090
      Accounts payable                           654,169          586,020
      Accrued salaries and wages                  62,343           82,523
      Other liabilities and accrued expenses      42,194           34,830
                                             ------------     ------------
Total adjustments                                978,847        1,561,514
                                             ------------     ------------
Net cash used by operating activities           (421,289)          (5,335)
                                             ------------     ------------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment                                   (136,751)        (293,454)
  Proceeds from liquidation of affiliate             -0-          174,985
  Proceeds from sale of equipment                    -0-          104,343
                                             ------------     ------------
Net cash used by investing activities           (136,751)         (14,126)
                                             ------------     ------------

Cash flows from financing activities:
  Net borrowings on revolving credit line        233,339              -0-
                                             ------------     ------------
  Net cash provided by financing
    activities                                   233,339              -0-
                                             ------------     ------------
Net decrease in cash and cash equivalents    $  (324,701)     $   (19,461)

Cash and cash equivalents at beginning
  of year                                        425,812          316,745
                                             ------------     ------------
Cash and cash equivalents at end of
  third quarter                              $   101,111      $   297,284
                                             ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the financial statements and footnotes thereto included in Burke Mills, Inc.'s (the "Company") annual report on Form 10-K for the year ended December 31, 2005.


NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures: Cash paid for interest for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 was approximately $8,000 and $200 respectively. The Company had no cash payments for income taxes during the thirty-nine weeks ended September 30, 2006 and October 1, 2005.


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

Selling, general and administrative. Costs related to the selling process, accounting, information services, and corporate offices are included in this category.


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

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 5 - ACCOUNTS RECEIVABLE
----------------------------
Accounts receivable are comprised of the following:

                                         Sept. 30,
                                           2006         December 31,
                                        (Unaudited)        2005
                                        -----------     -----------
     Accounts receivable                $3,344,000      $2,572,000
     Allowance for doubtful accounts       (20,000)         (3,000)
                                        ----------      ----------
     Total                              $3,324,000      $2,569,000
                                        ==========      ==========


NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:
                                          Sept. 30,
                                            2006        December 31,
                                         (Unaudited)       2005
                                         ----------     -----------
     Finished & in process               $  876,000     $  853,000
     Raw materials                          705,000        614,000
     Dyes & chemicals                       228,000        165,000
     Other                                   81,000         76,000
     Mark-down allowance                     (9,000)       (24,000)
                                         ----------     ----------
     Total                               $1,881,000     $1,684,000
                                         ==========     ==========


NOTE 7 - LINE OF CREDIT
-----------------------
The Company has entered into an Accounts Receivable Inventory Financing Agreement (the "Financing Agreement") with The CIT Group/ Commercial Services, Inc. ("CIT"). In addition, the Company signed a Letter of Credit Agreement (the "LOC Agreement") with CIT. Under the terms of the Financing Agreement, CIT may at its sole discretion advance up to $5,000,000 to the Company as follows: (a) revolving credit advances in amounts up to 85 percent of the net amount of eligible accounts receivable; (b) revolving credit advances in amounts up to 60 percent of the value of eligible inventory. Advances against eligible inventory will not exceed the lesser of $2,000,000 or the advances made by CIT against accounts receivable.

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

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 7 - LINE OF CREDIT (continued)
-----------------------------------
The Company had debt of $233,000 under its line of credit at September 30, 2006, and the unused line of credit was approximately $3,300,000.


NOTE 8 - INCOME TAXES
---------------------
The  Company  uses the  liability  method  as  required  by FASB  Statement  109
"Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items that comprise deferred tax assets and liabilities are as follows:

                                            September 30,
                                                2006          December 31,
                                             (Unaudited)          2005
                                            ------------      -----------
Deferred tax assets:
Alternative minimum taxes paid               $  349,000        $  349,000
Net operating loss carryover                  1,210,000         1,284,000
Charitable contributions carryover               13,000            13,000
State tax credits                                41,000            41,000
Bad debts                                         8,000             1,000
Inventory                                         6,000            14,000
                                             ----------        ----------
Total gross deferred tax assets               1,627,000         1,702,000
Valuation Allowance                          (1,194,000)       (1,020,000)
                                             ----------        ----------
Net deferred tax assets                      $  433,000        $  682,000
                                             ----------        ----------
Deferred tax liabilities:
  Accelerated depreciation for tax purposes     433,000           682,000
                                             ----------        ----------
Net deferred tax liability                   $      -0-        $      -0-
                                             ==========        ==========

The net operating loss carryforward from 2005 is approximately $3,186,000 which expires in various amounts starting 2020/2024.


NOTE 9 - EMPLOYEE BENEFIT PLAN
------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended September 30, 2006 and October 1, 2005.


NOTE 10 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and accounts receivable.

At the end of the quarter two customers represented approximately 33% of total accounts receivable. All other customers were below 9%.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 11 - COMMITMENTS
---------------------
     a) The Company and Titan Textile Company, Inc. signed an agreement, which became effective April 1, 1999, whereby the Company sold its friction texturing equipment to Titan and in turn will purchase textured yarns from Titan. The agreement states that the Company will purchase 70,000 pounds per week as long as the Company has a requirement for textured yarns. When the Company's requirements exceed 140,000 pounds per week, the Company will purchase at least 50% of its requirements from Titan. The textured yarn pricing structure will be reviewed every six months and when yarn prices increase or decrease by 5% or more.

     b) During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but is no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources ("DENR"). DENR required a Comprehensive Site Assessment which has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and continues to move toward a solution of natural attenuation. The cost of monitoring is approximately $11,000 per year.

     c) The Company has contracted with Hess Corporation to purchase natural gas and provide uninterrupted gas service. Through Hess the Company has committed to purchase approximately $457,000 of natural gas over a six-month period beginning July 2006. This commitment for gas will provide most of the Company's gas needs for the six month period. The Company will continue to purchase natural gas for future months as the gas prices reach certain target prices.


NOTE 12 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The Company owns 49.8% of Fytek, S.A. de C.V. ("Fytek"), a Mexican corporation. Fytek began operations in the fourth quarter of 1997. The company accounts for the ownership using the equity method. The Company and its joint venture partner, Teijin/Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. The Company has received approximately $325,000 in cash distributions through the third quarter of 2005. The Company believes Fytek will be completely liquidated in the first quarter of 2007. Burke Mills does not guarantee any debt for its joint venture. Financial information for Fytek is as follows:

                               STATEMENT OF INCOME
                         (In thousands of U.S. dollars)
                                   (Unaudited)

                                    3rd Quarter              Nine Months
                                  ----------------         ----------------
                                   2006      2005           2006      2005
                                   ----      ----           ----      ----
Income/(loss) from discontinued
   operations                       $17      $ (85)          $89     $(367)
Income/(loss) before taxes           17        (85)           89      (367)
Provision (credit) for
   income tax                         3         21            34        (2)
                                    ---      -----           ---     -----
   Net income/(loss)                $14      $(106)          $55     $(365)
                                    ===      =====           ===     =====

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 12 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS (continued)
----------------------------------------------------------------------------
                                  BALANCE SHEET
                         (In thousands of U.S. dollars)

                                              September     September
                                                2006          2005
                                             (Unaudited)   (Unaudited)
                                              ---------     ---------
ASSETS
Current assets                                  $74           $246
Non-current assets                              -0-             48
                                                ---           ----
Total Assets                                    $74           $294
                                                ===           ====

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                             $ 2           $181
Non-current liabilities                         -0-            -0-
                                                ---           ----
Total Liabilities                                 2            181
Shareholders equity                              72            113
                                                ---           ----
Total Liabilities & Shareholders' Equity        $74           $294
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


NOTE 14 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirty-nine week periods ended September 30, 2006, and October 1, 2005.


       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
-----------------
The Company's major market is supplying packaged dyed yarn to knitters and weavers for apparel, home furnishings, home upholstery, automotive upholstery, contract upholstery and specialty products.

The Company continues to add customers, and older customer's sales continue to decline. During the second quarter the Company added commission (the dyeing and processing of customer owned yarns) customers and changed the sales mix significantly. Commission sales for the third quarter represented approximately 27% of pounds shipped versus approximately 2% for the third quarter of 2005. The average sales price for commission sales will be lower as there is no yarn cost in the price. An advantage of processing on a commission basis is that the Company does not tie up cash in raw yarn inventory.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY (continued)
-----------------------------
In the third quarter the Company incurred excessive overtime due to a sales mix that required increased drying cycles. Additional dryers were purchased in September and the excessive overtime should be eliminated in the fourth quarter.

In September of 2006 one of the Company's small competitors ceased operations, and the Company should gain some additional customers.


Results of Operations - 2006 Compared to 2005
---------------------------------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks          Thirty-Nine Weeks
                                        Ended                    Ended
                                  ------------------       ------------------
                                  Sept. 30    Oct. 1       Sept. 30    Oct. 1
                                    2006       2005          2006       2005
                                  --------    ------       --------    ------
Net Sales                          100.0%     100.0%        100.0%     100.0%
Cost of Sales                      101.1      100.7          99.3       99.5
                                  -------     ------       -------     ------
Gross Profit (Loss)                 (1.1)      (0.7)          0.7        0.5
  Selling, General, and
    Administrative Costs             7.9        9.8           8.2        8.9
  Gain on disposal of
    property assets                  0.0        0.1           0.0        0.5
                                  -------     ------       -------     ------
  Operating Loss                    (9.0)     (10.4)         (7.6)      (8.0)
  Interest Expense                   0.1        0.0           0.0        0.0
                                  -------     ------       -------     ------
Loss before income taxes            (9.1)     (10.4)         (7.6)      (8.0)
  Equity in Net Loss of
    Affiliate                        0.0        0.0           0.0       (0.1)
                                  -------     ------       -------     ------
Net Loss                            (9.1)%    (10.4)%        (7.6)%     (7.9)%
                                  =======     ======       =======     ======


                     THIRTEEN WEEKS ENDED SEPTEMBER 30, 2006
                COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 1, 2005

Net Sales
---------
Net sales for the third quarter of 2006 increased by 2.5% to $5,913,000 compared to $5,769,000 for the third quarter of 2005. Pounds shipped increased by 16.8%. In the third quarter the Company's sales mix changed significantly. Commission sales (the dyeing and processing of customer owned yarn) was approximately 27% of pounds shipped compared to only 2% in the third quarter of 2005. Commission sales have a lower average sales price, as there is no yarn cost in the price. Sales prices of regular yarn sales were somewhat supported by price increases in the first and third quarters of 2006 and the fourth quarter of 2005.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                     THIRTEEN WEEKS ENDED SEPTEMBER 30, 2006
                COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 1, 2005

Cost of Sales and Gross Margin
------------------------------
Cost of goods sold increased by $171,000 or 2.9%.

Cost of materials decreased by $222,000 or 6.3% to $3,281,000 from $3,503,000 in 2005 primarily due to a change in sales mix which resulted in a greater portion of commission sales.

Direct labor cost increased by $43,000 as a result of excessive overtime due to the sales mix and an increase in pounds shipped of 16.8%.

Overhead cost increased by $255,000 or 12.5% primarily as a result of the following:

     a. Fuel oil and natural gas cost increased by $51,000 or 22.1%. The increase was primarily due to increased pounds shipped of 16.8% and price increases. The Company can use either natural gas or fuel oil, and will use the lower cost fuel. These costs are difficult to predict because of the problems in the oil producing countries.

     b. Electricity increased by $65,000 or 27.5% primarily due to a change in product mix that requires longer drying cycles and an increase in pounds shipped.

     c. Health care claims increased by $52,000 or 41.6%. It is impossible to predict the frequency or severity of employees' medical needs.

     d. Manufacturing wages (non-direct) increased by $80,000 due to excessive overtime caused by the sales mix which required longer drying cycles. The Company purchased additional dryers in September which should eliminate the excessive overtime.

As a result of an increase in sales of 2.5% and an increase in cost of sales of 2.9%, the Company's gross loss decreased to 11.1% for the third quarter of 2005.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by $98,000 or 17.3% primarily due to the results of cost cutting measures put in place in the fourth quarter of 2005.


Equity in Net Gain of Affiliate
-------------------------------
In the third quarter of 2006 the Company did not record a gain or loss for its joint venture Fytek as the investment in affiliate had been reduced to a zero balance in 2005.


Provision (Credit) for Income Taxes
-----------------------------------
There was no provision or credit provided for income taxes for the third quarter. See Note 8.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

             THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2006 COMPARED TO
                     THIRTY-NINE WEEKS ENDED OCTOBER 1, 2005


Net Sales
---------
Net sales for the first nine months of 2006 decreased by 5.2% to $18,469,000 compared to $19,486,000 for 2005. The Company's full yarn sales have declined by $2,284,000 during the nine months while its commission sales (the dyeing of yarns owned by the customer) have increased by $1,261,000.

The Company gained significant commission sales during the second quarter and continued in the third quarter as the older full yarn customers' sales have declined.


Cost of Sales and Gross Margin
------------------------------
Cost of goods sold decreased by $1,056,000 or 5.4%.

Cost of materials decreased by $1,408,000 or 11.8% to $10,504,000 from $11,912,000 in 2005 primarily due to a decrease in net sales of 5.2% and a change in sales mix to a greater portion of commission sales.

Direct labor cost increased by $30,000 or 3.4% as a result of the sales mix.

Overhead cost increased by $357,000 or 5.5% primarily as a result of the following:

     a. Fuel oil and natural gas cost increased by $243,000 or 32.7%. The Company can use either natural gas or fuel oil, and will use the lower cost fuel. These costs are difficult to predict because of the problems in the oil producing countries.

     b. Electricity increased by $148,000 or 22.8% primarily due to a change in product mix that requires longer drying cycles.

     c. Repair and maintenance cost increased by $69,000 or 18.2%. This cost has increased as the Company's machinery has gotten older.

The above cost increases were somewhat offset by a $94,000 or 18.3% decrease in employee health claims.

As a result of a decrease in sales of 5.2% and a decrease in cost of sales of 5.4%, the Company's gross margin increased to 0.7% compared to 0.5% in 2005.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by $226,000 or 12.9% primarily due to the results of cost cutting measures put in place in the fourth quarter of 2005.


Gain/Loss in Disposal of Assets
-------------------------------
In the first nine months of 2005 the Company recorded a gain of $101,000 on the sale of machinery located at its joint venture in Mexico. In the first nine months of 2006 the Company recorded a loss of $7,000 on disposal of machinery located in the U.S.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

             THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2006 COMPARED TO
                     THIRTY-NINE WEEKS ENDED OCTOBER 1, 2005


Equity in Net Loss of Affiliate
-------------------------------
In the first nine months of 2006 the Company did not record a gain or loss for its joint venture Fytek as the investment in affiliate had been reduced to a zero balance in 2005. In the first nine months of 2005 the Company recorded a loss of $21,000.


Provision (Credit) for Income Taxes
-----------------------------------
There was no provision or credit provided for income taxes for the first nine months of 2006. See Note 8.


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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of September 30, 2006, and December 31, 2005, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.


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

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)
-------------------------------------------
As set forth in the Statement of Cash Flows, funds used by operating activities were $421,000. The funds used reflect the net loss, and an increase in accounts receivables and inventories. These funds used were somewhat offset by an increase in accounts payable. The Company's inventory increased mainly due to a build up of imported yarns, which should be reduced in the fourth quarter.

The  Company  used  $137,000  to  purchase   capital  assets.   Planned  capital
expenditures for the year 2006 are $150,000.

The Company had debt under its credit line of $233,000 primarily due to the increase in inventory, accounts receivables, and net loss.

The Company's working capital at September 30, 2006, aggregated $2,767,000 representing a working capital ratio of 2.1 to 1 compared to a working capital at December 31, 2005 of approximately $3,098,000 and representing a ratio of 2.9 to 1.

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) disclosed the following at September 30, 2006:

   Cash, cash equivalents and receivables...........    $3,425,000
   Current liabilities..............................     2,622,000
                                                        ----------

   Excess of quick assets over current liabilities..    $  803,000
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

Item 4 - Submission of Matters to a Vote of Security Holders. No report required.

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


                                     BURKE MILLS, INC.

Date: November 10, 2006              By:/s/Humayun N. Shaikh
                                     ------------------------
                                     Humayun N. Shaikh
                                     Chairman of the Board and CEO
                                     (Principal Executive Officer)


Date: November 10, 2006              By:/s/Thomas I. Nail
                                     -----------------------
                                     Thomas I. Nail
                                     President and COO
                                     (Principal Financial Officer)

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of of directors (or persons performing the equivalent functions):

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



Date: November 10, 2006                  /s/Humayun N. Shaikh
                                         ---------------------------
                                         Humayun N. Shaikh
                                         Chairman and CEO
                                         (Principal Executive Officer)

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



Date: November 10, 2006                  /s/Thomas I. Nail
                                         ---------------------------
                                         Thomas I. Nail
                                         President and COO
                                         (Principal Financial Officer)

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


Date: November 10, 2006                   /s/Humayun N. Shaikh
                                          ---------------------------
                                          Humayun N. Shaikh
                                          Chairman and CEO




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


Date: November 10, 2006                   /s/Thomas I. Nail
                                          ---------------------------
                                          Thomas I. Nail
                                          President and COO
                                          (Chief Financial Officer)