Form 10-Q
period 2007-03-31
BURKE MILLS INC
filed 2007-05-14
CIK 15486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Large accelerated filer_____ Accelerated filer_____ Non-accelerated __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ___ No _X__



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 3, 2007 there were 2,741,168 outstanding shares of the issuer's only class of common stock.

                                TABLE OF CONTENTS

                                                                    Page Number
                                                                    -----------

PART  I   --  FINANCIAL INFORMATION

   Item 1  -  Financial Statements

                  Condensed Balance Sheets                              3
                     March 31, 2007 (Unaudited) and
                     December 30, 2006

                  Condensed Statements of Operations and                4
                    Retained Earnings
                    Thirteen Weeks Ended March 31, 2007
                      and April 1, 2006

                  Statements of Cash Flows                              5
                    Thirteen Weeks Ended March 31, 2007
                      and April 1, 2006

                  Notes to Condensed Financial Statements               6
---------------------------------------------------------

   Item 2  -   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           10
---------------------------------------------------------

   Item 3  -   Quantitative and Qualitative Disclosures About
               Market Risk                                             14
---------------------------------------------------------

   Item 4  -  Controls and Procedures                                  14

---------------------------------------------------------

Part II  --   OTHER INFORMATION

   Item 1  -  Legal Proceedings                                        15

   Item 1A -  Risk Factors                                             15

   Item 2  -  Unregistered Sales of Equity Securities and
                  Use of Proceeds                                      15

   Item 3  -  Defaults Upon Senior Securities                          15

   Item 4  -  Submission of Matters to a Vote of Security
              Holders                                                  15

   Item 5  -  Other Information                                        15

   Item 6  -  Exhibits                                                 15
---------------------------------------------------------

SIGNATURES                                                             15

EXHIBIT INDEX                                                          16

EXHIBITS/CERTIFICATIONS                                                17-19

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                                 March 31      December 30
                                                   2007           2006
                                               (Unaudited)
                                               -----------      ---------
             ASSETS
Current Assets
  Cash and cash equivalents                    $    17,353    $    55,816
  Accounts receivable                            2,766,508      2,727,461
  Inventories                                    2,014,089      1,543,272
  Prepaid expenses and other current assets         87,445         30,371
                                               -----------    -----------
Total Current Assets                             4,885,395      4,356,920
                                               -----------    -----------

Property, plant & equipment - at cost           28,077,572     28,041,676
  Less: accumulated depreciation                25,127,635     24,741,391
                                               -----------    -----------
       Property, plant and equipment- net        2,949,937      3,300,285
                                               -----------    -----------
Other Assets                                        16,575         16,575
                                               -----------    -----------
Total Assets                                   $ 7,851,907    $ 7,673,780
                                               ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                             $ 1,558,366    $ 1,218,199
  Line of Credit                                   705,175        258,274
  Accrued salaries and wages                       121,031         67,317
  Other liabilities and accrued expenses           190,564        132,778
                                               -----------    -----------
Total Liabilities                              $ 2,575,136    $ 1,676,568
                                               -----------    -----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                        1,809,171      1,809,171
  Paid-in capital                                3,111,349      3,111,349
  Retained earnings                                356,251      1,076,692
                                               -----------    -----------
         Total Shareholders' Equity              5,276,771      5,997,212
                                               -----------    -----------
 Total Liabilities & Shareholders' Equity      $ 7,851,907    $ 7,673,780
                                               ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                                  Thirteen Weeks Ended
                                                -------------------------
                                                 March 31        April 1
                                                  2007            2006
                                               -----------    -----------
Net sales                                      $5,264,860     $ 6,368,746


Costs of sales                                  5,460,664       6,320,538
                                               -----------    -----------
  Gross (loss)/profit                            (195,804)         48,208

  Selling, general and
    administrative expenses                       518,036         518,183
  Loss on disposal of property
     assets                                           -             5,868
                                               -----------    -----------
Operating loss                                   (713,840)       (475,843)
                                               -----------    -----------
Other Income
   Interest income                                    695           1,592
   Other, net                                          65             545
                                               -----------    -----------
   Total other income                                 760           2,137
                                               -----------    -----------
Other Expenses
   Interest expense                                 7,361           1,142
                                               -----------    -----------
   Total other expenses                             7,361           1,142
                                               -----------    -----------

Net loss                                         (720,441)       (474,848)

Retained earnings at beginning of period        1,076,692       2,953,495
                                               -----------    -----------
Retained earnings at end of period             $  356,251     $ 2,478,647
                                               ===========    ===========
Basic and Diluted net loss per share           $    (0.26)    $     (0.17)
                                               ===========    ===========

Weighted average common shares outstanding      2,741,168       2,741,168
                                               ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Thirteen Weeks Ended
                                                -----------------------
                                                March 31         April 1
                                                  2007            2006
                                               ----------     ----------
Cash flows from operating activities
  Net loss                                     $ (720,441)    $  (474,848)

  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
        Depreciation                              386,244         406,419
        Allowance for bad debts                      -            (2,420)
        Allowance for mark-down inventory            -            (9,969)
        Loss on disposal of property
          assets                                     -              5,869
        Changes in assets and liabilities:
          Accounts receivable                     (39,047)       (621,265)
          Inventories                            (470,817)       (172,982)
          Prepaid expenses & other
             current assets                       (57,074)       (59,470)
        Accounts payable                          340,167          48,919
        Accrued salaries & wages                   53,714          56,869
        Other liabilities and accrued expenses     57,786          63,128
                                               ----------     -----------
        Total Adjustments                         270,973         515,098
                                               ----------     -----------

Net cash (used in) provided by operating
activities                                       (449,468)         40,250
                                               ----------     -----------
Cash flows used in investing activities:
   Acquisition of property, plant and
     equipment                                    (35,896)        (10,138)
                                               ----------     -----------
Net cash used in investing activities             (35,896)        (10,138)
                                               ----------     -----------

Cash flows from financing activities:
  Net advances on line of credit                  446,901             -0-
                                               ----------     -----------
Net cash provided by financing activities         446,901             -0-
                                               ----------     -----------
Net increase (decrease) in cash and
  cash equivalents                                (38,463)         30,112

Cash and cash equivalents at beginning of year     55,816         425,812
                                               ----------     -----------

CASH AND EQUIVALENTS AT END OF PERIOD          $   17,353     $   455,924
                                               ==========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
-------------------------------
The accompanying unaudited condensed financial statements of Burke Mills, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2006.


NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirteen weeks ended March 31, 2007 and April 1, 2006 was approximately $7,400 and $1,100 respectively. The Company had no cash payments for income taxes during the thirteen weeks ended March 31, 2007 and April 1, 2006.


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

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
Accounts receivable are comprised of the following:

                                                March 31      December 30
                                                  2007            2006
                                               -----------    -----------
     Accounts receivable                       $ 2,797,000    $ 2,757,000
     Allowance for doubtful accounts               (30,000)       (30,000)
                                               -----------    -----------
Total                                           $2,767,000    $ 2,727,000
                                               ===========    ===========

NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:

                                                March 31      December 30
                                                  2007            2006
                                               -----------    -----------
     Finished & in process                     $  863,000     $   703,000
     Raw materials                                861,000         541,000
     Dyes & chemicals                             213,000         208,000
     Other                                         86,000         100,000
     Mark-down allowance                            (9,000)        (9,000)
                                               -----------    -----------
     Total                                     $ 2,014,000     $1,543,000
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

The Company had debt under its line of credit at March 31, 2007 of $705,000 and the unused line of credit was approximately $2,869,000.

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

The items that comprise deferred tax assets and liabilities are as follows:

                                                March 31      December 30
                                                  2007            2006
                                               -----------    -----------
Deferred tax assets:
Alternative minimum taxes paid                 $   349,000    $   349,000
Net operating loss carryover                     1,929,000      1,701,000
Charitable contributions carryover                   1,000          1,000
State tax credits                                   41,000         41,000
Bad debts                                            -0-           12,000
Inventory                                            7,000          5,000
                                               -----------    -----------
Total gross deferred tax assets                  2,327,000      2,109,000
Valuation Allowance                             (2,036,000)    (1,751,000)
                                               -----------    -----------
Net deferred tax assets                        $   291,000    $   358,000
                                               -----------    -----------
Deferred tax liabilities:
 Accelerated depreciation for tax purposes         291,000        358,000
                                               -----------    -----------
Net deferred tax liability                     $       -0-    $       -0-
                                               ===========    ===========

The net operating loss carryforward from the prior year is approximately $4,196,000 which expires in various amounts starting 2022-2025.

NOTE 9 - EMPLOYEE BENEFIT PLAN
------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended March 31, 2007 and April 1, 2006.


NOTE 10 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and accounts receivable.

At the end of the quarter two customers represented approximately 19% of total accounts receivable. Two customers represented approximately 25% at the year ended December 30, 2006.

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

                                BURKE MILLS, INC.
                 Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 12 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------
The Company and its joint venture partner, Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. In 2005 and 2006, the Company and its joint venture partner continued liquidation of Fytek. The Company received approximately $325,000 of cash distributions through year end 2005. In the fourth quarter of 2006, the Company sold its shares in Fytek to Akra for $15,000. Akra will maintain the financial records of Fytek for five years, as required by Mexican tax laws.

The Company paid its Chairman and Chief Executive Officer, who is also the Company's majority shareholder, a base salary of $52,500 for the quarters ended March 31, 2007 and April 1, 2006. The Company also reimbursed this officer for a portion of his office and travel expense. These payments totaled approximately $12,670 and $28,075, for the quarters ended March 31, 2007 and April 1, 2006 respectively.

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


NOTE 14 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the thirteen week periods ended March 31, 2007, and April 1, 2006.

       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
-----------------
Although the Company's sales declined by 17.3% for the quarter, there has been no major customer lost. The sales decline would have been greater if the Company had not continued to add new customers in 2006. The Company continues to develop new programs that could add customers, but there is no guarantee that existing customers business will not continue to decline. Also, the industry has an overcapacity for dyed yarns, causing very competitive pricing.

Utility cost continues to be a challenge, as fuel oil and natural gas prices remain volatile, electricity prices are expected to increase 12% in July and water rates are expected to increase by 5% in July.

Inventories increased as a result of a build up of imported yarns and a decline in demand. The inventory will be reduced in the second quarter.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY (continued)
-----------------------------

Results of Operations - 2007 Compared to 2006
---------------------------------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                                   Thirteen Weeks Ended
                                                  ----------------------
                                                   March 31     April 1
                                                     2007         2006
                                                    ------      ------
Net Sales                                           100.0%      100.0%
Cost of Sales                                       103.7         99.2
                                                    ------      ------
Gross Profit (loss)                                  (3.7)         0.8
  Selling, General, and Administrative Costs          9.9          8.3
                                                    ------      ------
  Operating Loss                                    (13.6)        (7.5)
                                                    ------      ------
  Net Other Expense                                  (0.1)        (0.0)
                                                    ------      ------
Net Loss                                            (13.7)        (7.5)
                                                    ======      ======

Net Sales
---------
Net sales for the first quarter decreased by 17.3% to $5,265,000 compared to $6,369,000 for the first quarter of 2006. Although net sales decreased by 17.3%, pounds shipped decreased by 11.1% due to a change in sales mix. During the second quarter of 2006, the Company added commission (the dyeing and processing of customer owned yarn) customers and changed the sales mix significantly. Commission pounds shipped in the first of 2007 was 30% of total pounds shipped compared to only 5% in the first quarter of 2006. The average sales price for commission sales will be lower as there is no yarn cost in the sales price.

Cost of Sales and Gross Margin
------------------------------
Since the Company began diversifying into other fibers, its non-polyester volume has increased. These fibers have a longer dyeing and drying cycle time and require winding after dyeing.

Cost of goods sold decreased by $860,000 or 13.6%.

Cost of materials decreased by $845,000 or 22.4%, as a result of lower sales and a change in sales mix to a greater portion of commission sales.

Direct labor cost increased by $12,000 or 4.4% as a result of a change in sales mix that requires more winding of the yarn and longer dye cycles.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Cost of Sales and Gross Margin (continued)
------------------------------------------

Overhead cost increased by $33,000 or 1.5% primarily as a result of the following:

     a. Electricity increased by $18,000 or 8.5% primarily due to a change in the product mix. Duke Energy, the Company's supplier of electricity has notified the Company that there will be a rate increase of 12% effective July 1, 2007.

     b.   Natural gas and fuel oil cost increased by $23,000 or 5.9%.

     c. Water cost increased by $18,000 or 20.10% due to a rate increase of 5% in July 2006 and increased usage due to the change in sales mix.

Small lot orders have increased, while orders for larger lots have declined. The Company's small dye machines are at capacity while the larger dye machines are under utilized.

As a result of a decrease in net sales of 17.3% and a decrease in cost of sales of 13.6%, the Company experienced a gross loss of 3.7%.


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses remain approximately the same.


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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of March 31, 2007 and December 30, 2006, the Company recorded a valuation allowance that reduced its deferred tax assts to zero.


Liquidity and Capital Resources
-------------------------------
In the first quarter of 2007 and 2006, the Company financed its operations with funds generated from operations and its line of credit.

The Company's ability to generate cash from operating activities is subject to the level of net sales. As discussed earlier, the Company continues to expand into other fibers and add customers.

As set forth in the Statement of Cash Flows, funds used in operating activities were approximately $449,000. The funds used reflect the net loss and the increase in inventory.

The Company has used approximately $36,000 for capital expenditures in the first quarter of 2007 compared to $10,000 in 2006. Planned capital expenditures for 2007 are approximately $100,000.

The Company's line of credit provided approximately $447,000 in the first quarter of 2007. The Company had debt under its line of credit of $705,000 and availability of $2,869,000 at March 31, 2007.

The Company's working capital decreased by $370,000 primarily as a result of the net loss.

                                                March 31      December 30
                                                  2007            2006
                                               -----------    -----------
Working Capital                                $ 2,310,000    $ 2,680,000
Working Capital Ratio                            1.90 to 1      2.60 to 1

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) disclosed the following at March 31, 2007:

                                                        March 31, 2007
                                                        --------------
   Cash, cash equivalents and receivables...........      $2,784,000
   Current liabilities..............................       2,575,000
                                                          ----------

   Excess of quick assets over current liabilities...     $  209,000
                                                          ==========
   Quick Ratio                                             1.08 to 1

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


                                        BURKE MILLS, INC.

Date: May 14, 2007                      By:/s/Humayun N. Shaikh
                                        ------------------------
                                        Humayun N. Shaikh,
                                        Chairman of the Board
                                        (Principal Executive Officer)


Date: May 14, 2007                      By:/s/Thomas I. Nail
                                        -----------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Principal Financial Officer)

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



Date: May 14, 2007                      /s/Humayun N. Shaikh
                                        ---------------------------
                                        Humayun N. Shaikh
                                        Chairman and CEO
                                        (Principal Executive Officer)

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



Date: May 14, 2007                      /s/Thomas I. Nail
                                        ---------------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Principal Financial Officer)

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


Date: May 14, 2007                      /s/Humayun N. Shaikh
                                        ---------------------------
                                        Humayun N. Shaikh
                                        Chairman and CEO




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


Date: May 14, 2007                      /s/Thomas I. Nail
                                        ---------------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Chief Financial Officer)