Form 10-Q
period 2007-06-30
BURKE MILLS INC
filed 2007-08-13
CIK 15486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Large accelerated filer        Accelerated filer      Non-accelerated  X
                       -----                    -----                -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12-b-2 of the Exchange Act). Yes    No X
                                     ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 2, 2007 there were 2,741,168 outstanding shares of the issuer's only class of common stock.

                                TABLE OF CONTENTS

                                                             Page Number
                                                             -----------

PART  I   --  FINANCIAL INFORMATION

   Item 1  -  Financial Statements

                Condensed Balance Sheets                           3
                    June 30, 2007 (Unaudited) and
                    December 30, 2006

                Condensed Statements of Operations and             4
                    Retained Earnings(Deficit)
                    Thirteen Weeks and Twenty-Six Weeks
                      Ended June 30, 2007 and July 1, 2006

                Statements of Cash Flows                           5
                    Twenty-Six Weeks Ended June 30, 2007
                      and July 1, 2006

                Notes to Condensed Financial Statements            6
---------------------------------------------------------

   Item 2  -   Management's Discussion and Analysis of
               Financial Condition and Results of Operations       10
---------------------------------------------------------

   Item 3  -   Quantitative and Qualitative Disclosures About
               Market Risk                                         15
---------------------------------------------------------

   Item 4  -   Controls and Procedures                             15

---------------------------------------------------------

Part II  --   OTHER INFORMATION

   Item 1  -  Legal Proceedings                                    17

   Item 1A -  Risk Factors                                         17

   Item 2  -  Unregistered Sales of Equity Securities and
                Use of Proceeds                                    17

   Item 3  -  Defaults Upon Senior Securities                      17

   Item 4  -  Submission of Matters to a Vote of Security
              Holders                                              17

   Item 5  -  Other Information                                    17

   Item 6  -  Exhibits                                             17
---------------------------------------------------------

SIGNATURES                                                         17

EXHIBIT INDEX                                                      18

EXHIBITS/CERTIFICATIONS                                            19-21

                   BURKE MILLS, INC. CONDENSED BALANCE SHEETS

                                                 June 30
                                                   2007         December 30
                                                (Unaudited)        2006
                                                -----------     ----------
             ASSETS
Current Assets
  Cash and cash equivalents                     $   297,017     $    55,816
  Accounts receivable                             2,568,672       2,727,461
  Inventories                                     1,652,787       1,543,272
  Prepaid expenses and other current assets          90,061          30,371
                                                -----------     -----------
Total Current Assets                              4,608,537       4,356,920
                                                -----------     -----------

Property, plant & equipment - at cost            28,115,310      28,041,676
  Less: accumulated depreciation                 25,506,666      24,741,391
                                                -----------     -----------
       Property, plant and equipment- net         2,608,644       3,300,285
                                                -----------     -----------
Other Assets                                         16,575          16,575
                                                -----------     -----------
Total Assets                                    $ 7,233,756     $ 7,673,780
                                                ===========     ===========


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                              $ 1,337,933     $ 1,218,199
  Line of Credit                                  1,187,463         258,274
  Accrued salaries and wages                        125,233          67,317
  Other liabilities and accrued expenses            153,909         132,778
                                                -----------     -----------
Total Liabilities                               $ 2,804,538     $ 1,676,568
                                                -----------     -----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                         1,809,171       1,809,171
  Paid-in capital                                 3,111,349       3,111,349
  Retained earnings/(Deficit)                     (491,302)       1,076,692
                                                -----------     -----------
         Total Shareholders' Equity               4,429,218       5,997,212
                                                -----------     -----------
 Total Liabilities & Shareholders' Equity       $ 7,233,756     $ 7,673,780
                                                ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

        BURKE MILLS, INC.CONDENSED STATEMENTS OF OPERATIONS AND RETAINED
                          EARNINGS(DEFICIT)(Unaudited)

                            Thirteen Weeks Ended      Twenty-six Weeks Ended
                            -----------------------   -----------------------
                             June 30,      July 1,      June 30,      July 1,
                               2007         2006          2007          2006
                             -------      -------       -------       -------
Net Sales                 $5,138,546   $6,186,983    $10,403,406    $12,555,729
                          -----------  -----------   ------------   ------------

Cost of Sales              5,335,561    6,040,724     10,796,225     12,361,262
                          -----------  -----------   ------------   ------------
Gross (loss)/profit         (197,015)     146,259      (392,819)        194,467

Selling, general and
 administrative expenses     633,023      532,509      1,151,059       1,050,692
Loss on disposal of
 property assets                 -0-          -0-            -0-          5,868
                          -----------  -----------   ------------   ------------

Operating loss              (830,038)    (386,250)   (1,543,878)      (862,093)
                          -----------  -----------   ------------   ------------
Other Income
  Interest Income              2,672        1,632          3,367          3,224
  Other, net                     894           57            959            602
                          -----------  -----------    -----------   ------------
    Total other income         3,566        1,689          4,326          3,826
                          -----------  -----------    -----------   ------------
Other Expenses
  Interest Expense            21,081        2,554         28,442          3,696
                          -----------  -----------    -----------   ------------
  Total other expense         21,081        2,554         28,442          3,696
                          -----------  -----------    -----------   ------------

Net loss                    (847,553)    (387,115)    (1,567,994)      (861,963)

Retained earnings at
   beginning of period    $  356,251   $2,478,647    $ 1,076,692    $ 2,953,495
                          -----------  -----------   ------------   ------------
Retained earnings/(Deficit)
  at end of period        $ (491,302)  $2,091,532    $  (491,302)   $ 2,091,532
                          ==========   ===========   ===========    ============

Basic and Diluted
net loss per share        $    (0.31)  $    (0.14)   $     (0.57)    $    (0.31)
                          ===========  ===========   ============   ============
Weighted average common
  shares outstanding       2,741,168    2,741,168       2,741,168     2,741,168
                          ===========  ===========   =============  ============

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Twenty-six Weeks Ended
                                                     -----------------------
                                                   June 30            July 1
                                                     2007              2006
                                                  ----------        ----------
Cash flows from operating activities
  Net loss                                      $(1,567,994)       $ (861,963)

  Adjustments to reconcile net loss to net cash
  (used in) by operating activities:
        Depreciation                                765,275            807,271
        Allowance for bad debts                     170,000              6,747
        Allowance for mark-down inventory            81,000            (5,669)
        Loss on disposal of property assets         -                    5,868
        Changes in assets and liabilities:
          Accounts receivable                      (11,211)          (677,191)
          Inventories                              190,515)          (479,010)
          Prepaid expenses & other
             current assets                        (59,690)           (51,727)
        Accounts payable                            119,734            677,899
        Accrued salaries & wages                     57,916             84,821
        Other liabilities and accrued expenses       21,131             75,799
                                                  ----------        -----------
        Total Adjustments                           953,640            444,808
                                                  ----------        -----------

Net cash (used in) operating activities            (614,354)         (417,155)
                                                  ----------        -----------
Cash flows used in investing activities:
   Acquisition of property, plant and
     equipment                                      (73,634)          (60,308)
                                                  ----------        -----------
Net cash used in investing activities               (73,634)          (60,308)
                                                  ----------        -----------

Cash flows from financing activities:
  Net advances on line of credit                    929,189            290,048
                                                  ----------        -----------
Net cash provided by financing activities           929,189            290,048
                                                  ----------        -----------
Net increase (decrease) in cash and
  cash equivalents                                  241,201          (187,415)

Cash and cash equivalents at beginning of year       55,816            425,812
                                                  ----------        -----------

CASH AND EQUIVALENTS AT END OF PERIOD             $ 297,017         $  238,397
                                                  ==========        ===========

The accompanying notes are an integral part of these condensed financial statements.

   BURKE MILLS, INC.Item 1. NOTES TO CONDENSED FINANCIALSTATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
-------------------------------The accompanying unaudited condensed financial statements of Burke Mills, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2006.

NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the twenty-six weeks ended June 30, 2007 and July 1, 2006 was approximately $28,400 and $3,700 respectively. The Company had no cash payments for income taxes during the twenty-six weeks ended June 30, 2007 and July 1, 2006.

NOTE 3 - OPERATIONS OF THE COMPANY
----------------------------------
The Company has experienced substantial operating losses over the last several years, has a retained earnings deficit as of the end of the second quarter of this year, and has been required to use a substantial amount of existing cash resources to fund its operations. The Company has taken significant steps to reduce its operating expenses. Reductions and retirement in management and staff personnel, layoffs of line workers, and other salary reductions have been effected which management expects will save the Company approximately $84,000 each month. The balance of the Company's line of credit has been paid down since June 30, 2007 from approximately $1,187,000 to just under $762,000 on August 8, 2007. Management of the Company believes that existing cash and cash equivalents will be sufficient to fund operations of the Company for at least 12 months from the date of this report.

Management continues to work to increase sales with new customer relationships and expanded relationships with existing customers and to continue cost reductions.

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

  BURKE MILLS, INC.Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

--------------------------------------Selling,general  and administrative. These expenses include costs related to the selling process, accounting, information services, and corporate offices.

NOTE 4 - USE OF ESTIMATES
-------------------------The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates are the liability for self-funded health claims, inventory markdowns, and the provision for bad debts.

NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
Accounts receivable are comprised of the following:

                                           June 30             December 30
                                             2007                 2006
                                         -----------           -----------
     Accounts receivable                 $2,769,000            $2,757,000
     Allowance for doubtful accounts      (200,000)              (30,000)
                                         -----------           -----------
Total
                                         $2,569,000            $2,727,000
                                         ===========           ===========

NOTE 6 - INVENTORIES
--------------------Inventories are summarized as follows:
                                           June 30               December 30
                                             2007                   2006
                                         -----------           -----------
     Finished & in process              $  722,000             $  703,000
     Raw materials                         724,000                541,000

     Dyes & chemicals                      202,000                208,000
     Other                                  95,000                100,000

     Mark-down allowance                   (90,000)               (9,000)
                                         -----------           -----------
     Total                               $1,653,000            $1,543,000
                                         ===========           ===========

NOTE 7 - LINE OF CREDIT
------------------------The Company has entered into an Accounts Receivable Inventory Financing Agreement (the "Financing Agreement") with the CIT Group/ Commercial Services, Inc. ("CIT"). In addition, the Company signed a Letter of Credit Agreement (the "LOC Agreement") with CIT. Under the terms of the Financing Agreement, CIT may, at its sole discretion, advance up to $5,000,000 to the Company as follows: (a) revolving credit advances in amounts up to 85 percent of the net amount of eligible accounts receivable; (b) revolving credit advances in amounts up to 60 percent of the value of eligible inventory. Advances against eligible inventory will not exceed the lesser of $2,000,000 and the advances made by CIT against accounts receivable.

With regard to the LOC Agreement, the Financing Agreement provides that CIT will assist the Company in opening letters of credit or guarantee the payment and performance of such letters of credit up to an aggregate face amount not exceeding $500,000 at any one time outstanding.

  BURKE MILLS, INC.Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) The Company has granted to CIT a security interest in its accounts receivable; monies, securities and other property held in transit to CIT; present and future deposits held by CIT; all rights of the Company in future accounts receivable; the Company's inventory; the Company's equipment (defined to be all machinery, equipment, rolling stock, furnishings and fixtures and all additions, substitutions or replacements thereof); all proceeds and products of any defined collateral; and other customary definitions of collateral related to accounts receivable, inventory and equipment.

The Company is obligated to pay interest to CIT on the average of net balances owed monthly at one percent above the prime rate announced by JP Morgan Chase Bank in New York, NY. Interest is calculated on a 360 day year. In addition, the Company paid CIT an initial facility fee of $25,000 and will pay CIT $1,000 per month as a "collateral management fee."

The Company had debt under its line of credit at June 30, 2007 of $1,187,000 and the unused line of credit was approximately $1,727,000.

NOTE 8 - INCOME TAXES
---------------------The Company uses the liability method as required by FASB Statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items that comprise deferred tax assets and liabilities are as follows:

                                            June 30            December 30
                                              2007                 2006
                                           ---------            ---------
Deferred tax assets:
Alternative minimum taxes paid            $  349,000           $  349,000
Net operating loss carryover               2,036,000            1,701,000
Charitable contributions carryover             1,000                1,000
State tax credits                             41,000               41,000
Bad debts                                     77,000               12,000
Inventory                                     36,000                5,000
                                          ----------           ----------
Total gross deferred tax assets            2,540,000            2,109,000
Valuation Allowance                       (2,387,000)         (1,751,000)
                                          ----------           ----------
Net deferred tax assets                   $  153,000           $  358,000
                                          ----------           ----------
Deferred tax liabilities:
 Accelerated depreciation for tax purposes   153,000              358,000
                                          ----------           ----------
Net deferred tax liability                $      -0-           $      -0-
                                          ==========           ==========

The net operating loss carryforward from the prior year is approximately $4,196,000 which expires in various amounts starting 2022-2025.

NOTE 9 - EMPLOYEE BENEFIT PLAN
------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended June 30, 2007 and July 1, 2006.

  BURKE MILLS, INC.Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
NOTE 10 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of occasional temporary cash investments and accounts receivable.

At the end of the quarter, two customers represented approximately 25% of total accounts receivable. Two customers also represented approximately 25% of total accounts receivable at the year ended December 30, 2006.

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

SELF-INSURANCE - The Company provides health benefits to its employees under a self-insured health plan. Claims are paid by the Company up to an individual and an aggregated limit of $55,000 and approximately $959,000 respectively. Claims in excess of these limits are covered by a third-party insurance contract. Expenses is recorded on a monthly basis for actual claims experience.

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

The Company paid its Chairman and Chief Executive Officer, who is also the Company's majority shareholder, a base salary of $105,000 for the six months ended June 30, 2007 and July 1, 2006. The Company also reimbursed this officer for a portion of his office and travel expense. These payments totaled approximately $37,000 and $28,000, for the six months ended June 30, 2007 and July 1, 2006 respectively.

NOTE 13 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS -------------------------------------------------------------------Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

NOTE 14 - EARNINGS PER SHARE
----------------------------Earnings per share are based on the net income divided by the weighted average number of common shares outstanding during the twenty-six week periods ended June 30, 2007, and July 1, 2006.

  BURKE MILLS, INC.Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
NOTE 15 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------In    June   2006,    the   FASB   issued
Interpretation No.48, "Accounting for Uncertainty in Income Taxes' (FIN 48) which clarifies the accounting for uncertainty in incomes taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", (SFAS No. 159) which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluation the impacts, if any, of adopting this pronouncement.



                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
-----------------
The Company has experienced substantial operating losses over the last several years, has a retained earnings deficit as of the end of the second quarter of this year, and has been required to use a substantial amount of existing cash resources to fund its operations. The Company has taken significant steps to reduce its operating expenses. Reductions and retirement in management and staff personnel, layoffs of line workers, and other salary reductions have been effected which management expects will save the Company approximately $84,000 each month. The balance of the Company's line of credit has been paid down since June 30, 2007 from approximately $1,187,000 to just under $762,000 on August 8, 2007. Management of the Company believes that existing cash and cash equivalents will be sufficient to fund operations of the Company for at least 12 months from the date of this report.

Management continues to work to increase sales with new customer relationships and expanded relationships with existing customers and to continue cost reductions.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company lost a major customer on July 2, 2007, when Quaker Fabrics, Inc. announced they had suspended operations and would probably liquidate. Sales to Quaker were $1,776,000 in 2006 and $656,000 for the first six months of 2007. The allowance for bad debts has been increased in the second quarter by $170,000 to cover the potential loss of the Quaker receivable. It is not known if there will be any cash available to pay unsecured creditors after the liquidation.

There continues to be an overcapacity for dyed yarns, causing very competitive pricing.

Duke Energy, the Company's electricity provider, has announced a 12% increase in rates beginning July 1, 2007. The Town of Valdese has increased water rates by 5% beginning July 1, 2007.

Results of Operations - 2007 Compared to 2006
---------------------------------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks           Twenty-six Weeks
                                        Ended                      Ended
                                  --------------------     -------------------
                                   June 30,    July 1,      June 30,   July 1,
                                    2007        2006         2007       2006
                                   -----        -----        -----      -----
Net Sales                          100.0%      100.0%        100.0%     100.0%
Cost of Sales                      103.8        97.6         103.8       98.5
                                   ------      ------       ------     ------
Gross Profit (Loss)                 (3.8)        2.4          (3.8)       1.5
  Selling, General, and
    Administrative Costs            12.3         8.6          11.1        8.4
                                   ------      ------       ------     ------
  Operating Loss                   (16.1)       (6.2)        (14.9)      (6.9)
  Net Other                         (0.4)        0.1          (0.2)       0.0
                                   ------      ------       ------     ------
Net Loss                           (16.5)%      (6.3)%      (15.1)%     (6.9)%
                                   ======      ======       ======     ======


                       THIRTEEN WEEKS ENDED June 30, 2007
                  COMPARED TO THIRTEEN WEEKS ENDED July 1, 2006

Net Sales
---------
Net sales for the second quarter decreased by 17% to $5,139,000 compared to $6,187,000 for the second quarter of 2006. The loss of Quaker will have an adverse affect on sales in the second half of the year.

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

 BURKE MILLS, INC. Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION
                            AND RESULTS OF OPERATIONS

                       THIRTEEN WEEKS ENDED June 30, 2007
                  COMPARED TO THIRTEEN WEEKS ENDED July 1, 2006


Cost of Sales and Gross Margin (continued)
------------------------------
Small lot orders have increased, while orders for larger lots have declined. The Company's small dye machines are at capacity while the larger dye machines are under utilized.


Cost of goods sold decreased by $705,000 or 11.7%.

Cost of materials decreased by $699,000 or 20.2%, as a result of lower sales and a change in sales mix.

Direct labor cost decreased by $30,000 or 9.2% as a result of lower sales.

Overhead cost decreased by $169,000 or 7.2% as a result of lower sales. Although most expense categories decreased, natural gas cost increased by 5% as a result of higher prices. Also, water cost increased by 16.3% as a result of a 5% rate increase and sales mix.

As a result of a decrease in sales of 17% and a decrease in cost of sales of 11.7%, the Company experienced a gross loss of 3.8%.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased by $101,000 or 18.9% partly due to an increase in the allowance for bad debts of $170,000 for Quaker.


Provision (Credit) for Income Taxes
------------------------------------
There was no provision or credit provided for income taxes for the quarter.  See
Note 8.
                TWENTY-SIX WEEKS ENDED June 30, 2007 COMPARED TO
                       TWENTY-SIX WEEKS ENDED July 1, 2006

Net Sales
---------
Net sales for the second quarter decreased by 17.1% to $10,403,000 compared to $12,556,000 for 2006. Although, net sales decreased by 17.1%, pounds shipped decreased by 15.1% due to a change in sales mix. During the second quarter of 2006, the Company added commission (the dyeing and processing of customer owned yarn) customers and changed the sales mix significantly. Commission pounds shipped in the first six months of 2007 were 29% of total pounds shipped compared to only 15% in the six months of 2006. The average sales price for commission sales is lower as there is no yarn cost in the sales price.

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

 BURKE MILLS, INC. Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION
                            AND RESULTS OF OPERATIONS

                TWENTY-SIX WEEKS ENDED June 30, 2007 COMPARED TO
                       TWENTY-SIX WEEKS ENDED July 1, 2006


Cost of Sales and Gross Margin (continued)
------------------------------
Cost of goods sold decreased by $1,565,000 or 12.7%.

Cost of materials decreased by $1,544,000 or 21.4%, as a result of lower sales and a change in sales mix.

Direct labor cost decreased by $18,000 or 3.0% as a result of lower sales volume.

Overhead cost decreased by $135,000 or 3.0% primarily as a result of lower sales volume. Although most expense categories decreased, natural gas cost increased by 5.5% as a result of higher prices. Also, water cost increased by 18.3% as a result of a 5% rate increase and sales mix.

As a result of a decrease in net sales of 17.1% and a decrease in cost of sales of 12.7%, the Company experienced a gross loss of 3.8%.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased by $100,000 or 9.6% mostly due to an increase in allowance for bad debts of $170,000 for Quaker.

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

The Company is self-funded for its employee health claims. The health claims are paid by the Company after review by the Company's third party administrator. The Company's liability for health claims includes claims that the Company estimates have been incurred, but not yet presented to the administrator. A historical basis and a current analysis is used to establish the amount.


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

   BURKE MILLS, INC. Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION
                            AND RESULTS OF OPERATIONS

                TWENTY-SIX WEEKS ENDED June 30, 2007 COMPARED TO
                       TWENTY-SIX WEEKS ENDED July 1, 2006


Critical Accounting Policies and Estimates (continued)
------------------------------------------
The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of June 30, 2007 and December 30, 2006, the Company recorded a valuation allowance that reduced its net deferred tax assets to zero.

Liquidity and Capital Resources
-------------------------------
In the six months of 2007 and 2006, the Company financed its operations with funds generated from operations and its line of credit.

The Company's ability to generate cash from operating activities is subject to the level of net sales. As discussed earlier, the Company continues to expand into other fibers.

As set forth in the Statement of Cash Flows, funds used in operating activities were approximately $614,000. The funds used reflect the net loss and the increase in inventory.

The Company has used approximately $74,000 for capital expenditures in the two quarters of 2007 compared to $60,000 in 2006. Planned capital expenditures for 2007 are approximately $100,000.

The Company's line of credit provided approximately $929,000 for the six months of 2007. The Company had debt under its line of credit of $1,187,000 and availability of $1,727,000 at June 30, 2007.

The Company's working capital decreased by $876,000 primarily as a result of the net loss.

                                     June 30          December 30
                                      2007                2006
                                    ----------        ------------
Working Capital                     $1,804,000          $2,680,000
Working Capital Ratio                1.64 to 1           2.60 to 1


As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) disclosed the following at June 30, 2007:
                                                           June 30, 2007
                                                           --------------

   Cash, cash equivalents and receivables...........         $2,866,000
   Current liabilities..............................          2,805,000
                                                             ----------

   Excess of quick assets over current liabilities...        $   61,000
                                                             ==========
   Quick Ratio                                                1.02 to 1

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

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 4 - Controls and Procedures (continued)
---------------------------------
Based upon that evaluation, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the reports filed with the SEC by the Company. There has been no significant change in the Company's internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  BURKE MILLS, INC. PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.  No report required.

Item 1A- Risk Factors.  No report required.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds. No report required.

Item 3 - Defaults Upon Senior Securities.  No report required.

Item 4 - Submission of Matters to a Vote of Security Holders.

     Matters were submitted to a vote of security holders of the Company at the Company's annual meeting of shareholders held May 15, 2007. Proxies for such meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees listed in the proxy statement; and, all of such nominees were elected. The matters voted upon were (a) election of chairman and secretary of the meeting and waiver of the reading of the minutes of the previous shareholders meeting; and 2,493,906 proxy votes were cast in favor thereof; (b) election of directors. The voting for directors was as follows:

Director                            Votes For                 Votes Withheld
------------------                  ---------                 ---------------
Humayun N. Shaikh                   2,480,069                    13,837
Thomas I. Nail                      2,491,369                     2,537
Robert P. Huntley                   2,492,969                       937
William T. Dunn                     2,492,969                       937
Robert T. King                      2,492,969                       937
Richard F. Byers                    2,491,369                     2,537
Aehsun Shaikh                       2,480,069                    13,837

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


                                                BURKE MILLS, INC.

Date: August 10, 2007                           By:/s/Humayun N. Shaikh
                                                ------------------------
                                                Humayun N. Shaikh,
                                                Chairman of the Board
                                                (Principal Executive Officer)


Date: August 10, 2007                           By:/s/Thomas I. Nail
                                                -----------------------
                                                Thomas I. Nail
                                                President and COO
                                                (Principal Financial Officer)

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



Date: August 10, 2007                           /s/Humayun N. Shaikh
                                                ---------------------------
                                                Humayun N. Shaikh
                                                Chairman and CEO
                                                (Principal Executive Officer)

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



Date: August 10, 2007                           /s/Thomas I. Nail
                                                ---------------------------
                                                Thomas I. Nail
                                                President and COO
                                                (Principal Financial Officer)

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


Date: August 10, 2007                           /s/Humayun N. Shaikh
                                                ---------------------------
                                                Humayun N. Shaikh
                                                Chairman and CEO




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


Date: August 10, 2007                           /s/Thomas I. Nail
                                                ---------------------------
                                                Thomas I. Nail
                                                President and COO
                                                (Chief Financial Officer)