Form 10-Q
period 2007-09-29
BURKE MILLS INC
filed 2007-11-09
CIK 15486

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 29, 2007

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

Large accelerated filer     __   Accelerated filer   __    Non-accelerated __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ___ No _X__


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 5, 2007 there were 2,741,168 outstanding shares of the issuer's only class of common stock.

                                TABLE OF CONTENTS

                                                             Page Number
                                                             -----------

PART  I   --  FINANCIAL INFORMATION

   Item 1  -  Financial Statements

                  Condensed Balance Sheets                        3
                     September 29, 2007 (Unaudited) and
                     December 30, 2006

                  Condensed Statements of Operations and          4
                    Retained Earnings(Deficit)
                    Thirteen Weeks and Thirty-Nine Weeks
                    Ended Sept 29, 2007 and Sept 30, 2006

                  Statements of Cash Flows                        5
                    Thirty-Nine Weeks Ended Sept 29, 2007
                    and Sept 30, 2006

                  Notes to Condensed Financial Statements         6
---------------------------------------------------------

   Item 2  -   Management's Discussion and Analysis of
               Financial Condition and Results of Operations      10
---------------------------------------------------------

   Item 3  -   Quantitative and Qualitative Disclosures About
               Market Risk                                        15
---------------------------------------------------------

   Item 4  -  Controls and Procedures                             15

---------------------------------------------------------

Part II  --   OTHER INFORMATION

   Item 1  -  Legal Proceedings                                   17

   Item 1A -  Risk Factors                                        17

   Item 2  -  Unregistered Sales of Equity Securities and
                  Use of Proceeds                                 17

   Item 3  -  Defaults Upon Senior Securities                     17

   Item 4  -  Submission of Matters to a Vote of Security
              Holders                                             17

   Item 5  -  Other Information                                   17

   Item 6  -  Exhibits                                            17
---------------------------------------------------------

SIGNATURES                                                        17

EXHIBIT INDEX                                                     18

CERTIFICATIONS                                                    19-21

                                BURKE MILLS, INC.
                            CONDENSED BALANCE SHEETS

                                              September 29
                                                   2007        December 30,
                                               (Unaudited)        2006
                                               -----------     ----------
             ASSETS
Current Assets
  Cash and cash equivalents                    $   124,240    $    55,816
  Accounts receivable                            2,760,695      2,727,461
  Inventories                                    1,375,079      1,543,272
  Prepaid expenses and other current assets         82,793         30,371
                                               -----------    -----------
Total Current Assets                             4,342,807      4,356,920
                                               -----------    -----------

Property, plant & equipment - at cost           28,080,235     28,041,676
  Less: accumulated depreciation                25,822,061     24,741,391
                                               -----------    -----------
       Property, plant and equipment- net        2,258,174      3,300,285
                                               -----------    -----------
Other Assets                                      - 0 -            16,575
                                               -----------    -----------
Total Assets                                   $ 6,600,981    $ 7,673,780
                                               ===========    ===========


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $ 1,598,811    $ 1,218,199
  Line of Credit                                   514,965        258,274
  Accrued salaries and wages                       103,719         67,317
  Other liabilities and accrued expenses            95,179        132,778
                                               -----------    -----------
Total Liabilities                              $ 2,312,674    $ 1,676,568
                                               -----------    -----------
Commitments and contingencies

Shareholders' Equity
  Common stock, no par value
     (stated value, $.66)
     Authorized - 5,000,000 shares
     Issued and outstanding -
         2,741,168 shares                        1,809,171      1,809,171
  Paid-in capital                                3,111,349      3,111,349
  Retained earnings/(Deficit)                    (632,213)      1,076,692
                                               -----------    -----------
         Total Shareholders' Equity              4,288,307      5,997,212
                                               -----------    -----------
 Total Liabilities & Shareholders' Equity      $ 6,600,981    $ 7,673,780
                                               ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
       CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS(DEFICIT)
                                  (Unaudited)

                           Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                          -----------------------       -----------------------
                            Sept. 29,    Sept. 30,     Sept. 29,     Sept. 30,
                              2007         2006          2007          2006
                           ---------     ---------     --------      --------
Net Sales                 $4,846,359    $5,913,287   $15,249,765    $18,469,016
                          -----------   -----------  ------------   ------------

Cost of Sales              4,662,154     5,980,653    15,458,379     18,341,915
                          -----------   -----------  ------------   ------------
Gross (loss)/profit          184,205       (67,366)     (208,614)       127,101

Selling, general and
 administrative expenses     309,448       467,303     1,460,507      1,517,996
Gain(Loss) on disposal of
 property assets               2,859        (1,157)        2,859         (7,026)

                          -----------   -----------  ------------   ------------

Operating loss              (122,384)     (535,826)   (1,666,262)    (1,397,921)
                          -----------   -----------  ------------   ------------
Other Income
  Interest Income              1,590           652         4,957          3,877
  Other, net                   8,771         1,353         9,729          1,956
                          -----------   -----------   -----------   ------------
    Total other income        10,361         2,005        14,686          5,833
                          -----------   -----------   -----------   ------------
Other Expenses
  Interest Expense            28,888         4,352        57,329          8,048
                          -----------   -----------   -----------   ------------
  Total other expense         28,888         4,352        57,329          8,048
                          -----------   -----------   -----------   ------------

Net loss                    (140,911)     (538,173)   (1,708,905)    (1,400,136)

Retained earnings/(deficit)
  at beginning of period  $ (491,302)   $2,091,532    $ 1,076,692   $ 2,953,495
                          -----------   -----------   ------------  ------------
Retained earnings/(deficit)
  at end of period        $ (632,213)   $1,553,359    $  (632,213)  $ 1,553,359
                          ===========   ===========   ============  ============

Basic and Diluted
net loss per share         $   (0.05)   $    (0.20)   $     (0.62)  $     (0.51)
                          ===========   ===========   ============  ============
Weighted average common
  shares outstanding       2,741,168     2,741,168      2,741,168     2,741,168
                          ===========   ===========   ============  ============

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Thirty-Nine Weeks Ended
                                                   -----------------------
                                                   Sept. 29      Sept. 30
                                                     2007          2006
                                                  ----------    ----------
Cash flows from operating activities
  Net loss                                      $(1,708,905)  $(1,400,136)

  Adjustments to reconcile net loss to net cash
  used in operating activities:
        Depreciation                              1,120,001      1,198,888
        Allowance for bad debts                     170,000         16,747
        Allowance for mark-down inventory            81,000        (14,969)
       (Gain)/loss on disposal of property assets    (2,859)         7,026
        Changes in assets and liabilities:
          Accounts receivable                      (203,234)      (772,250)
          Inventories                                87,193       (182,227)
          Prepaid expenses & other
             current assets                         (52,423)       (33,074)
        Other non-current assets                     16,575          -0-
        Accounts payable                            380,612        654,169
        Accrued salaries & wages                     36,402         62,343
        Other liabilities and accrued expenses      (37,599)        42,194
                                                  ----------    -----------
        Total Adjustments                         1,595,668        978,847
                                                  ----------    -----------

Net cash used in operating activities              (113,237)      (421,289)
                                                  ----------    -----------
Cash flows used in investing activities:
   Acquisition of property, plant and
     equipment                                      (77,889)      (136,751)
Proceeds from sales of plant and equipment            2,859          -0-
                                                  ----------    -----------
Net cash used in investing activities               (75,030)      (136,751)
                                                  ----------    -----------

Cash flows from financing activities:
  Net advances on line of credit                    256,691        233,339
                                                  ----------    -----------
Net cash provided by financing activities           256,691        233,339
                                                  ----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                   68,424       (324,701)

Cash and cash equivalents at beginning of year       55,816        425,812
                                                  ----------    -----------

CASH AND EQUIVALENTS AT END OF PERIOD             $ 124,240     $  101,111
                                                  ==========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
-------------------------------
The accompanying unaudited condensed financial statements of Burke Mills, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2006.

NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------
For the purposes of the statements of cash flows, the Company considers cash on hand, deposits in banks, interest bearing demand matured funds, and all highly liquid debt instruments with a maturity of three months or less when purchased as cash and cash equivalents. FASB No. 95 requires that the following supplemental disclosures to the statements of cash flows be provided in related disclosures. Cash paid for interest for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 was approximately $57,000 and $8,000 respectively. The Company had no cash payments for income taxes during the thirty-nine weeks ended September 29, 2007 and September 30, 2006.

NOTE 3 - OPERATIONS OF THE COMPANY
----------------------------------
The Company has experienced substantial operating losses over the last several years, has a retained earnings deficit as of the end of the third quarter of this year, and has been required to use a substantial amount of existing cash resources to fund its operations. The Company has taken significant steps to reduce its operating expenses. Reductions and retirement in management and staff personnel, layoffs of line workers, and other salary reductions have been effected which management expects will save the Company approximately $84,000 each month. Management of the Company believes that existing cash and cash equivalents will be sufficient to fund operations of the Company for at least 12 months from the date of this report.

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

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 3 - OPERATIONS OF THE COMPANY (continued)
----------------------------------
Selling, general and administrative. These expenses include costs related to the selling process, accounting, information services, and corporate offices.


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

NOTE 5 - ACCOUNTS RECEIVABLE
-----------------------------
Accounts receivable are comprised of the following:

                                        September 29        December 30
                                            2007                2006
                                        -----------         -----------
     Accounts receivable                 $2,961,000         $2,757,000
     Allowance for doubtful accounts       (200,000)           (30,000)
                                         -----------        -----------
Total                                    $2,761,000         $2,727,000
                                         ===========        ===========


NOTE 6 - INVENTORIES
--------------------
Inventories are summarized as follows:
                                        September 29       December 30
                                             2007               2006
                                         -----------        -----------
     Finished & in process               $  729,000         $  703,000
     Raw materials                          434,000            541,000
     Dyes & chemicals                       221,000            208,000
     Other                                   81,000            100,000
     Mark-down allowance                    (90,000)            (9,000)
                                         -----------        -----------
     Total                               $1,375,000         $1,543,000
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

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

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

The Company had debt under its line of credit at September 29, 2007 of $515,000 and the unused line of credit was approximately $2,397,000.

NOTE 8 - INCOME TAXES
---------------------
     The Company uses the liability method as required by FASB Statement 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

The items that comprise deferred tax assets and liabilities are as follows:

                                          September 29      December 30
                                              2007             2006
                                            ---------         ---------
Deferred tax assets:
Alternative minimum taxes paid             $  349,000        $  349,000
Net operating loss carryover                1,996,000         1,701,000
Charitable contributions carryover              1,000             1,000
State tax credits                              41,000            41,000
Bad debts                                      77,000            12,000
Inventory                                      36,000             5,000
                                           ----------        ----------
Total gross deferred tax assets             2,500,000         2,109,000
Valuation Allowance                        (2,446,000)       (1,751,000)
                                           ----------        ----------
Net deferred tax assets                    $   54,000        $  358,000
                                           ----------        ----------
Deferred tax liabilities:
 Accelerated depreciation for tax purposes     54,000           358,000
                                           ----------        ----------
Net deferred tax liability                 $      -0-        $      -0-
                                           ==========        ==========

The net operating loss carryforward from the prior year is approximately $4,196,000 which expires in various amounts starting 2022-2025.

NOTE 9 - EMPLOYEE BENEFIT PLAN
------------------------------
The Company is a participating employer in the Burke Mills, Inc., Savings and Retirement Plan and Trust that has been qualified under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute a salary reduction amount of not less than 1% nor greater than 25% of the employee's salary but not to exceed dollar limits set by law. The employer may make a discretionary contribution for each employee out of current net profits or accumulated net profits in an amount the employer may from time to time deem advisable. No provision was made for a discretionary contribution for the periods ended September 29, 2007 and September 30, 2006.

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

At the end of the third quarter, two customers represented approximately 19% of total accounts receivable. Two customers also represented approximately 25% of total accounts receivable at the year ended December 30, 2006.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
During 1996 in connection with a bank loan to the Company secured by real estate, the Company had a Phase I Environmental Site Assessment conducted on its property. The assessment indicated the presence of a contaminant in the groundwater under the Company's property. The contaminant was a solvent used by the Company in the past but is no longer used. The contamination was reported to the North Carolina Department of Environment and Natural Resources (DENR). DENR required a Comprehensive Site Assessment that has been completed. The Company's outside engineering firm conducted testing and prepared a Corrective Action Plan that was submitted to DENR. The Company has identified remediation issues and continues to move toward a solution of natural attenuation. The cost of monitoring is approximately $11,000 per year.

SELF-INSURANCE - The Company provides health benefits to its employees under a self-insured health plan. Claims are paid by the Company up to an individual and an aggregated limit of $55,000 and approximately $959,000 respectively. Claims in excess of these limits are covered by a third-party insurance contract. Expenses are recorded on a monthly basis for actual claims experience.

NOTE 12 - INVESTMENT IN AFFILIATE AND RELATED PARTY TRANSACTIONS
----------------------------------------------------------------
The Company and its joint venture partner, Akra, voted on March 26, 2004 to close their joint venture, Fytek. The joint venture operated on a scaled down basis through mid-August 2004. In 2005 and 2006, the Company and its joint venture partner continued liquidation of Fytek. The Company received approximately $325,000 of cash distributions through year end 2005. In the fourth quarter of 2006, the Company sold its shares in Fytek to Akra for $15,000. Akra will maintain the financial records of Fytek for five years, as required by Mexican tax laws.

The Company paid its Chairman and Chief Executive Officer, who is also the Company's majority shareholder, a base salary of $105,000 and $157,500 for the nine months ended September 29, 2007 and September 30, 2006 respectively. The Company also reimbursed this officer for a portion of his office and travel expense. These payments totaled approximately $37,000 and $33,000, for the nine months ended September 29, 2007 and September 30, 2006, respectively.

NOTE 13 - ACCOUNTING FOR POSSIBLE IMPAIRMENT OF LONG-LIVED ASSETS
-----------------------------------------------------------------
Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

NOTE 14 - EARNINGS PER SHARE
----------------------------
Earnings per share are based on the net loss divided by the weighted average number of common shares outstanding during the thirty-nine week periods ended September 29, 2007 and September 30, 2006.

                                BURKE MILLS, INC.
                Item 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 15 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------
In June 2006, the FASB issued Interpretation No.48, "Accounting for Uncertainty in Income Taxes' (FIN 48) which clarifies the accounting for uncertainty in incomes taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this standard on December 31, 2006 did not have a material effect on our financial statements.

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



                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
-----------------
The Company's net results in the third quarter of 2007 shows a vast improvement over the third quarter of 2006 and the first and second quarter of 2007. At the end of the second quarter significant actions were taken to reduce labor and utility costs. Labor costs were reduced by layoffs and retirements and the work schedules were changed to reduce utility costs.

The Company lost a major customer on July 2, 2007, when Quaker Fabrics, Inc. announced it had suspended operations and would probably liquidate. Quaker filed for Chapter 11 bankruptcy on August 16, 2007. Company management has been informed that Quaker's assets are in the process of being sold to a third party. Sales to Quaker in the first two quarters of 2007 aggregated were $656,000.

                                BURKE MILLS, INC.
       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


EXECUTIVE SUMMARY (continued)
-----------------
The Company believes that it has not lost market share but that domestic demand has been declining for years due to imports of finished textile products.

The Company continues to diversify into other fibers and to develop products for domestic markets that it is not participating in currently.

Results of Operations - 2007 Compared to 2006
---------------------------------------------
The following discussion should be read in conjunction with the information set forth under the Financial Statements and Notes thereto included elsewhere in the 10-Q.

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

                                    Thirteen Weeks          Thirty-Nine Weeks
                                       Ended                     Ended
                                  --------------------     -------------------
                                  Sept. 29,  Sept. 30      Sept. 29,  Sept. 30
                                    2007       2006         2007        2006
                                   -----      -----         -----       -----
Net Sales                          100.0%     100.0%        100.0%      100.0%
Cost of Sales                       96.2      101.1         101.4        99.3
                                   ------     ------        ------      ------
Gross Profit (Loss)                  3.8       (1.1)         (1.4)        0.7
  Selling, General, and
    Administrative Costs             6.4        7.9           9.6         8.3
                                   ------     ------        ------      ------
  Operating Loss                    (2.6)      (9.0)        (11.0)       (7.6)
  Net Other                         (0.3)        0.1         (0.2)        0.0
                                   ------     ------        ------      ------
Net Loss                            (2.9)%     (9.1)%       (11.2)%      (7.6)%
                                   ======     ======        ======      ======

                     THIRTEEN WEEKS ENDED SEPTEMBER 29, 2007
               COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2006

Net Sales
---------
Net sales for the third quarter decreased by 18% to $4,846,000 compared to $5,913,000 for the third quarter of 2006. The loss of Quaker had an adverse affect on sales in the third quarter of the year.

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

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                     THIRTEEN WEEKS ENDED SEPTEMBER 29, 2007
               COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2006


Cost of Sales and Gross Margin (continued)
------------------------------

Cost of goods sold decreased by $1,319,000 or 22.1%.

Cost of materials decreased by $760,000 or 23.2%, as a result of lower sales and a change in sales mix.

Direct labor cost decreased by $122,000 or 39.9% as a result of lower sales, a change in work schedules and layoffs.

Overhead cost decreased by $370,000 or 16.1% as a result of following:

Manufacturing wages (non-direct) decreased by $109,000 or 15.9% primarily as a result of retirements and layoffs.

Employee health cost decreased by $50,000 or 28.2% as a result of lower utilization. The company cannot predict the frequency or severity of employees' medical needs.

Electricity cost decreased by $54,000 or 17.7% as a result of lower utilization. On July 1, 2007 Duke Energy increased its rates by 12% or the decrease in the company's electric cost would have been greater.

Natural gas cost decreased by $49,000 or 17.6%. The company's usage dropped by 22% as the cost per dekatherm increased.

Water cost decreased by $21,000 or 14.9% primarily as a result of lower usage. The Town of Valdese increased water rates by 5% on July 1, 2007 or the decrease would have been greater.

As a result of a decrease in sales of 18% and a decrease in cost of sales of 22.1%, the Company experienced a gross profit of 3.8% compared to a gross loss of 1.1% in 2006.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by $158,000 or 33.8% primarily as a result of the cost saving progress which reduced salaries by $84,000.


Provision (Credit) for Income Taxes
------------------------------------
There was no provision or credit provided for income taxes for the quarter.  See
Note 8.

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

             THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2007 COMPARED TO
                   THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2006


Net Sales
---------
Net sales for the nine months decreased by 17.4% to $15,250,000 compared to net sales of $18,469,000 in 2006. Pounds shipped decreased by 18.2% for the period. The average price per pound has increased as the company increased prices to offset fiber price increases it received from its vendors.

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

Cost of goods sold decreased by $2,884,000 or 15.7%.

Cost of materials decreased by $2,304,000 or 21.9%, as a result of lower sales and a change in sales mix.

Direct labor cost decreased by $140,000 or 15.5% as a result of lower sales volume.

Overhead cost decreased by $504,000 or 7.3% primarily as a result of lower sales volume and the cost savings programs put in place during the third quarter. Most of the decrease came in the third quarter as discussed earlier.

As a result of a decrease in net sales of 17.4% and a decrease in cost of sales of 15.7%, the Company experienced a gross loss of 1.4%.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses decreased by $57,000 or 3.8% mostly due to the cost saving programs put in place during the third quarter. The allowance for bad debts was increased in the second quarter by $170,000 for Quaker Fabrics.

Provision (Credit) for Income Taxes
------------------------------------
There was no provision or credit provided for income taxes for the first nine months of 2007. See Note 8.

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

                               BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                   THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2007
             COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2006

Critical Accounting Policies and Estimates (continued)
------------------------------------------
The Company is self-funded for its employee health claims. The health claims are paid by the Company after review by the Company's third party administrator. The Company's liability for health claims includes claims that the Company estimates have been incurred, but not yet presented to the administrator. A historical basis and a current analysis is used to establish the amount.

The Company reviews its inventory and when necessary establishes a markdown allowance for obsolete and slow moving items. The markdown allowance is determined by aging the inventory, reviewing the inventory with the salesmen, and determining a salvage value.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of September 29, 2007 and December 30, 2006, the Company recorded a valuation allowance that reduced its net deferred tax assets to zero.

Liquidity and Capital Resources
-------------------------------
In the first nine months of 2007 and 2006, the Company financed its operations with funds generated from operations and its line of credit.

The Company's ability to generate cash from operating activities is subject to the level of net sales. As discussed earlier, the Company continues to expand into other fibers.

As set forth in the Statement of Cash Flows, funds used in operating activities were approximately $113,000. The funds used reflect the net loss and the increase in accounts receivable.

The Company has used approximately $78,000 for capital expenditures in the first
three  quarters  of  2007  compared  to  $137,000  in  2006.   Planned   capital
expenditures for 2007 are approximately $100,000.

The Company's line of credit provided approximately $257,000 for the nine months of 2007. The Company had debt under its line of credit of $515,000 and availability of $2,397,000 at September 29, 2007.

The Company's working capital decreased by $650,000 primarily as a result of the net loss.

                                        September 29          December 30
                                            2007                  2006
                                        -----------           ------------
Working Capital                          $2,030,000             $2,680,000
Working Capital Ratio                     1.88 to 1              2.60 to 1

As a measure of current liquidity, the Company's quick position (cash, cash equivalents and receivables over current liabilities) disclosed the following at September 29, 2007:

                                                          September 29, 2007
                                                          --------------

   Cash, cash equivalents and receivables...........         $2,885,000
   Current liabilities..............................          2,313,000
                                                             ----------

   Excess of quick assets over current liabilities...        $  572,000
                                                             ==========
   Quick Ratio                                                1.25 to 1

                                BURKE MILLS, INC.
      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

             THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2007 COMPARED TO
                   THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2006

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


                                        BURKE MILLS, INC.

Date: November 9, 2007                   By:/s/Humayun N. Shaikh
                                        ------------------------
                                        Humayun N. Shaikh,
                                        Chairman of the Board
                                        (Principal Executive Officer)


Date: November 9, 2007                     By:/s/Thomas I. Nail
                                        -----------------------
                                        Thomas I. Nail
                                        President and COO
                                        (Principal Financial Officer)
Page 17

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



Date: November 9, 2007                           /s/Humayun N. Shaikh
                                          ---------------------------
                                          Humayun N. Shaikh
                                          Chairman and CEO
                                          (Principal Executive Officer)

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



Date: November 9, 2007                                   /s/Thomas I. Nail
                                               ---------------------------
                                               Thomas I. Nail
                                               President and COO
                                               (Principal Financial Officer)

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


Date: November 9, 2007                             /s/Humayun N. Shaikh
                                             ---------------------------
                                             Humayun N. Shaikh
                                             Chairman and CEO




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


Date: November 9, 2007                                 /s/Thomas I. Nail
                                             ---------------------------
                                             Thomas I. Nail
                                             President and COO
                                             (Chief Financial Officer)